Form 10-K
period 2016-06-30
Rocky Mountain High Brands, Inc.
filed 2016-10-04
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended June 30, 2016

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission File Number: 000-55609

Rocky Mountain High Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0895673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9101 LBJ Freeway, Suite 200, Dallas, TX 75243 (Address of principal executive offices) (Zip code)

(800)-260-9062 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Not Applicable
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $19,082,549 as of December 31, 2015, using an average of bid and asked prices of $0.04055 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 623,097,784 of as of September 28, 2016.

1

PART I

PART I

When used in this Annual Report, unless otherwise indicated, the terms “the Company,” “RMHB,” “we,” “us” and “our” refers to Rocky Mountain High Brands, Inc. and/or its subsidiaries. All references in this report to “$” or “dollars” are to United States dollars, unless specifically stated otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Item 1. Business

Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation.  RMHB currently operates through its parent company, two wholly-owned subsidiaries and an unconsolidated subsidiary:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)
•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

•	Rocky Mountain High Water Company, LLC (unconsolidated Subsidiary)

RMHB is a consumer goods brand development company specializing in developing, manufacturing, marketing, and distributing high quality, health conscious, hemp-infused food and beverage products and spring water. The Company currently markets a lineup of five hemp-infused beverages. RMHB is also researching the development of a lineup of products containing Cannabidiol (CBD). The Company’s intention is to be on the cutting edge of the use of CBD in consumer products while complying with all state and federal laws and regulations. See New Product Pipeline below.

After developing the beverage products, RMHB completed its first production run in February of 2015. Since then RMHB has had production runs for hemp-infused beverages totaling over 3,700,000 cans. Each beverage contains approximately 100mg of hempseed extract, and all of the non-alcoholic beverages will consist of all-natural ingredients. The non-alcoholic products are shelf stable (no refrigeration necessary) with a shelf life of two (2) years. The Wine Based Ready-to-Drink Cocktails contain 12.5% alcohol and are packaged in 375ml, 750ml and 1.5 liter PET bottles. These alcoholic beverages are also shelf stable (no refrigeration necessary) and have a shelf life of 18 months. Packaging for our line-up of products containing cannabinoids (CBD) will be determined at a later date.

The Company has also run its first production run of both Energy Shots and Relaxation Brownies. In addition, in August, the Company bottled his first high alkaline spring water.

Business Development in the Last Three Years

The Company is a C corporation, and was incorporated in the State of Nevada in 2000.

Over the past three years, the Company developed as follows:

In May 2011, the Company changed its name from Precious Metals Exchange Corp. to Legends Food Company, with a business plan of selling quick frozen barbecue over the internet to consumers and engaging celebrities to help sell the product, thus the Legends name. The Company started development of a web-site with a shopping cart to accommodate sales. Prior to launching, the Company modified its strategy.

In November, 2011, the Company was able to trademark the name “Republic of Texas Brands, and shifted its operations from the frozen barbecue over the internet to sales of Texas based products over the internet, utilizing an updated version of the shopping cart that was developed as a part of the Legends Foods website. The Company operated the website during the first quarter of fiscal year ending June 30, 2012 and generated approximately $100,000 in sales during that time period.

When the Chief Executive Officer and Chief Marketing Officer resigned from the Company, remaining management changed strategies and focused on acquisition of a barbecue restaurant chain with twelve operating restaurants. The Company entered into a Letter of Intent to purchase the restaurant chain, but was unable to close the transaction due to its inability to raise sufficient capital.

The development of the business over the past three years has been interrupted by a Chapter 11 bankruptcy, from which the Company successfully emerged on July 11, 2014 with a confirmed Plan of Reorganization (“Plan”) by order of United States Bankruptcy Judge Barbara Houser. The bankruptcy proceeding is more fully set forth hereinafter under the section entitled Involvement in Certain Legal Proceedings. In early 2013, the Company had sought to purchase a barbeque chain located in the Dallas, Texas area, but was ultimately unable to secure financing and was sued by the party with whom the Company had contracted to arrange and secure the financing. The Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code. During the bankruptcy proceeding, the Company determined that a new business model would provide the best opportunity to grow the Company. The Company entered into a newly emerging sector of hemp-infused beverages. The Plan called for the acquisition by the Company of Chill Texas, a business with distribution rights to Chillo, a hemp-infused energy drink.

In August, 2014, the Company made a decision to develop its own line of hemp-infused beverages, and followed through by creating formulas, logos, trademarks and conducting the requisite market research to determine the viability of such a lineup of hemp-infused drinks. During this developmental phase of the Company as a hemp-infused beverage business, the Company was successful in trademarking the name Rocky Mountain High for its drinks.

In early 2015, the Company scheduled its first production run of drink products and in February, 2015 completed its first production run. Since that first production run in its Minnesota co-packing facility, the Company has produced nearly 4,000,000 cans of hemp-infused beverages in its first year in the hemp-infused beverage business. The Company had established a distribution network for the distribution of its products and continues to pursue distributor affiliations in order to place its drinks in national retail chains.

The only purchase and sale of assets outside the ordinary course of business was the purchase of assets from Dollar Shots Club, LLC and subsequent sale of those assets to Dollar Shots Club, Inc. A more detailed description of those transactions are set forth on page 4 under Acquisition Agreements.

During 2015 the Company acquired all of the interests in Smarterita, LLC for 4,500,000 shares of restricted Rule 144 common stock of the Company.

In the past three years, the Company changed its corporate name from Republic of Texas Brands, Inc. (RTXB) to Totally Hemp Crazy, Inc. (THCZ) and then to the current name of Rocky Mountain High Brands, Inc. (RMHB).

Corporate History

Rocky Mountain High Brands Inc. 10/23/2014 to present – Articles of Amendment filed with the State of

Nevada

f/k/a Totally Hemp Crazy Inc. 07/17/2014 to 10/23/2014 – Articles of Amendment filed with the State of

Nevada

f/k/a Republic of Texas Brands Incorporated 11/2011 to 07/17/2014 – Articles of Amendment filed with the State of

Nevada

f/k/a Legends Food Corporation 05/2011 to 11/2011 – Articles of Amendment filed with the State of Nevada

f/k/a Precious Metals Exchange Corp. (hereinafter referred to as “PMEC,” the “Issuer” or the “Company”) – Articles of Amendment filed with the State of Nevada on December 23, 2008

f/k/a Stealth Industries, Inc. – Articles of Amendment filed with the State of Minnesota on October 25, 1999 (name change). Articles of Incorporation filed with the State of Nevada on October 30, 2000 (Change of Domicile; Merger with Stealth Industries, Inc. (Minnesota)

f/k/a Assisted Living Corporation – Articles of Amendment filed with the State of Minnesota on November 3, 1993 (name change)

f/k/a Electric Reel Corporation of America, Inc. -- Articles of Incorporation filed with the State of Minnesota on August 15, 1968

Acquisition Agreements

On March 31, 2015 the Company acquired 100% of the ownership interests of Smarterita, LLC, a Texas Limited Liability Company from Vintage Specialists, LLC and Thomas Shuman, the former President and Chief Executive Officer of the Company. Smarterita, LLC owned certain inventory defined in the agreement and the trade name "Smarterita". Consideration for the acquisition was 3,000,000 restricted shares of the Company’s common stock to the owners of Vintage Specialists, LLC for 66% of Smarterita, LLC and$1,500 in cash to Thomas Shuman for his 34% of Smarterita, LLC. Prior to the series of transactions that effected the acquisition, Mr. Shuman owned 17% of Smarterita, LLC. He acquired an additional 17% from Michael Martin, who was issued 1,500,000 shares of the Company’s restricted common stock as consideration for delivery of the interests to Mr. Shuman and ultimately the Company. The acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible assets based upon their estimated fair values as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets assumed at the acquisition date.

Inventory	$ 39,142
Goodwill	$1,024,358
Total Consideration	$1,063,500

 The Company initially considered entering into the markets served by Smarterita, LLC, but decided to refocus its efforts on other business opportunities. As of June 30, 2015, the full amount of goodwill acquired has been impaired. Smarterita, LLC did not have any revenues prior to the acquisition and minimal operating expenses.

On July 17, 2015, the Company acquired all of the assets of Dollar Shots Club, LLC. The purpose of the acquisition was to acquire formulas developed by Dollar Shots Club, LLC for inclusion in the Company’s hemp-based energy shots which were being developed at the time.

The Company issued 2,000,000 shares of its common stock to seven individuals who owned 100% of membership units in Dollar Shots Club, LLC.  The investment in Dollar Shots Club, LLC was recorded on the Company’s books at a price of $166,000, which was based on the closing price of the Company’s common stock on the day the stock was issued.   The assets purchased included the trademark and other intellectual property of the LLC, inventory, all websites and ecommerce sites, goodwill, formulas and all other general intangibles (the “assets”).

On September 18, 2015, the Company sold these assets to Dollar Shots Club, Inc. in exchange for 5,000,000 shares of Dollar Shots Club, Inc. common stock. The Company retained the rights to the formulas to the shots so that it could develop a similar hemp-infused energy version of them to be sold under Rocky Mountain High Brands.    To the best of the Company’s knowledge, there is no relationship between the Dollar Shots Club entities.

 Trademarks Related to Our Business

•         Rocky Mountain High

•         Smarterita

•         Totally Hemp Crazy

•         Get Your Hemp On

•         Blue Leaf Pharmaceuticals

Existing Products

The Company has developed a lineup of five hemp-infused beverages that include three energy drinks and a black tea and lemonade:

•	Naturally Flavored Citrus Energy Drink

•	A citrus energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Mango Energy Drink

•	A mango energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Low Calorie Coconut Energy Lime

•	A low calorie coconut lime energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Lemonade

•	A lemonade drink that contains 100mg hempseed extract and is complemented with ginseng extract and other ingredients.

•	Naturally Flavored Black Tea

•	A black tea drink that contains 100mg hempseed extract and is complemented with black tea and ginseng extract and other ingredients.

The Company recently executed a one-year agreement with MBA Beverage to coordinate the manufacturing of our products. MBA Beverage acts as our outsourced supply-chain management and coordinates every aspect of the manufacturing process. MBA Beverage also purchases all ingredients that are used in the manufacturing process since it has established relationships with all suppliers. MBA Beverage purchases hemp from Global Essence, Global Essence provides MBA Beverage independent third party testing documentation that all hemp used in our manufacturing process is THC free.

·	Blues City Brewery, LLC (“Blues City”) in Memphis, Tennessee, a subsidiary of City Brewing Company, LLC, manufactures and bottles our products. Blues City is an FDA registered facility that is audited annually to ensure compliance with FDA GMP (Good Manufacturing Practices) for food safety. MBA Beverage schedules beverage production with Blues City. The Company does not contract with Blues City directly. A copy of the MBA Beverage contract is included as an exhibit to this filing.

·	Sovereign Flavors of Santa Ana, California collaborates with the Company for product formulation under an oral agreement. The Company owns the propriety formulas to our products.

·	Upstart Foods Marketing of St. Louis, Missouri and Advertising Arts of Brookfield, Wisconsin provide the packaging design. Once any packing design (label) is approved, Ball Metal Beverage Container Corporation or Rexam Beverage Can Company manufactures the cans. Upon completion, the cans are shipped to Blues City. Payments are made in advance to MBA Beverage. MBA Beverage, in turn, makes payments in advance at both manufacturing plants. There are no written contracts, other than with MBA Beverage and Upstart Food Marketing

·	Upon completion of the production, the Company stores finished product at Blues City, awaiting sale to our distributor network.

·	Product is sold to distributors under a variety of terms from cash upfront to credit terms. Additionally, the Company sells through various online outlets.

New Product Pipeline

•	Wine Based Ready-to-Drink Cocktails

•	Cannabinoid “CBD” infused beverages (subject to compliance with state and federal laws and regulations)

•	Hemp Infused Energy Shots

•	Hemp Infused Beverages - expand flavor offers and beverage line

•	Hemp Protein Bars

•	Hemp Chia Seed Bars

•	Hemp Infused Natural Spring Water

Wine Based Ready-to-Drink Cocktails

The wine based ready-to-drink cocktails are still in pre-development stage. One flavor is SmarteRita Gold, a low-calorie drink with natural flavors that tastes like a margarita. The Company owns the formula to Smarterita Gold and is targeting third quarter of fiscal year 2017 to market it. We plan to generate revenue from its sales by the fourth quarter of fiscal year 2017.

Cannabinoid “CBD”- infused Beverages

The CBD beverage line is in pre-development stage. Any CBD beverages will be THC-free. Therefore, these products will be 100% legal in all 50 states. Products containing Cannabidiol (CBD) can be a source of essential fatty acids, vitamin E, and trace minerals in addition to containing high amounts of protein. CBD is extracted and separated from specific varieties of cannabis, often known as hemp. Chemically, CBD is one of 85 chemical substances known as cannabinoids, which are all found in the cannabis plant. CBD is the second most abundant compound in hemp, typically representing up to 40% of its extracts. CBD is actually unrelated to the chemical chain that results in tetrahydrocannabinol (THC). They share some characteristics but are created via different paths. The chemical properties of CBD and THC vary widely enough to classify THC as a psychotropic drug strictly controlled by federal authorities, while CBD is considered a legal dietary supplement.

The Company will seek an independent legal opinion to ensure that it remains in compliance with the Controlled Substances Act prior to marketing any products containing CBDs. Both plans are contingent upon appropriate legal vetting.

Hemp-infused Energy Shots

Hemp-infused energy shots have been developed and are ready to bottle. Energy shots are a unique form of energy drink. Usually, they are sold in 2-oz containers, whereas most energy drinks are sold in larger cans or bottles. Energy shots can be considered concentrated forms of energy drinks. The leading energy shot brand in the United States is 5-Hour Energy, based on sales of about $1.05 billion in 2015. The Company is targeting first quarter of fiscal year 2017 to market it. We plan to generate revenue from its sales by the first quarter of fiscal year 2017.

Hemp Protein Bars and Hemp Chia Seed Bars

Hemp Protein Bars and Hemp Chia Seed Bars are in pre-development stage. Ingredients are projected to include: honey, butter, rice protein, oats, coconut, almonds, hemp proteins, brown rice, vanilla bean, sea salt, and in one variety, chia seeds. The chia seed is calorie sparse and nutrient dense, and contains anti-oxidants and other essential nutrients. It also contains protein, and a range of essential and non-essential amino acids and fiber.

The Company is targeting second quarter of fiscal year 2017 to market it. We plan to generate revenue from its sales by the third quarter of fiscal year 2017.

Hemp-infused Natural Spring Water

Adding hemp-infused natural spring water to our beverage line is in pre-development stage. The Company is currently negotiating an agreement for access to natural spring water. If successful, the Company plans to bottle the water, market and sell it in the first quarter of fiscal year 2017. Revenue generation should commence in the same quarter.

Regulatory Requirements

We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to:

•	The production of beverages and other related products

•	The preparation and sale of beverages

•	Environmental protection

•	Interstate commerce and taxation laws

•	Working and safety conditions, minimum wage and other labor requirements

Since our hemp-based products are derived from industrial hemp and are THC free, they are not subject to the Controlled Substances Act. The express language of the federal Controlled Substances Act ("CSA") provides that hemp stalk, fiber, oil and sterilized seed are not controlled as marijuana. Thus products containing industrial hemp – defined as the cannabis sativa plant containing a tetrahydrocannabinol (“THC”) level of 0.3% or less - have been sold legally in every state in the U.S. for decades. In 2004, the U.S. Court of Appeals invalidated U.S. Drug Enforcement Administration (“DEA”) regulations that would have banned the manufacture and sale of edible products made from hemp seed and oil. Hemp Industries Ass’n v. Drug Enforcement Administration, 357 F.2d 1012 (9th Cir. 2004). For this reason, U.S. companies may import hemp stalk, fiber, seed and oil, to trade in it, and to use it in the manufacture of products. The Company purchases imported hemp seed extract and uses it in the manufacture of its products. The Company does not have plans to grow marijuana, distribute marijuana or infuse our beverages with marijuana, as defined in the Controlled Substance Act.

Our beverage products are not subject to direct FDA approval as the FDA does not perform review testing or approval of food, beverages or dietary supplements. The FDA requires that we manufacture our products in commercial manufacturing facilities that are annually audited to ensure that they pass inspection based on Good Manufacturing Practices (GMP) for food safety.

Possession of hemp in the United States is legal, including possession of the sterilized seed, hemp seed oil, hemp seed flour, hemp seed cake, hulled hemp seeds, hemp clothing, hemp fabrics, hemp fuel or any other product made from industrial hemp. Because the industrial hemp plant is the same species as marijuana, until recently, it has been illegal for U.S. farmers to grow the plant itself. However, in the federal Agricultural Act of 2014, Congress specifically exempted from the CSA cultivation of industrial hemp under agricultural pilot programs authorized by state law.

More recently, the Consolidated Appropriations Act for FY 2016 (the "Omnibus Law") clarified that during the current fiscal year - that ends on September 30, 2016 -- no agency can expand any monies that were authorized by federal law to interfere with duly registered agricultural pilot programs. The Omnibus Law also clarifies that this prohibition on federal interference extends pursuant to the 2014 Farm Bill.

Sales Channels

The Company depends upon a network of brokers and distributors to represent its product in the market. During its first year of operation, the Company signed twenty four distributors across the country. For the year ending June 30, 2016, the Company’s two largest distributors accounted for 28% and 26% of sales, respectively. The Company is currently evaluating the performance of its brokers and distributors and restructuring its agreements and methods of distribution to support our future growth.

The various distribution channels differ in costs, customer relationships, complexity and the resources required to operate the channel. We strategically build sales distribution channels to match and reinforce the goals and objectives of our marketing plan. To increase competitiveness and sales, we have a specific sales strategy in order to maximize revenues that includes the following:

Direct Selling

We utilize direct sales to retailers which eliminates the delays and additional expense of a standard distribution channel. In this way we are better able to preserve more revenue, and protect capital under the control of the company. Direct selling to certain segments supports our marketing plan that has identified, researched and segmented certain final customers.

Historically, our only outlet for direct selling has been two different online sales platforms and has accounted for approximately 7% of our sales.

Wholesale

Another sales channel includes wholesale distribution. This choice is designed for our potential customers who are widely dispersed. Wholesale distribution leaves the selling to wholesalers and retailers specialized in retail sales, which enables us to focus on manufacturing needs.

Beverage Broker

Our beverage brokers develop local, regional, and national product campaigns with attention to long-term sustainable success. They assist in matching brands with the needs of an evolving market. Scheduling appointments, making presentations, securing product approval, and shelf resets, have added greatly to the time line from ship to shelf, making the role of the beverage broker all the more important. Beverage brokers represent a cost-efficient method of doing business for our drink brands. A commission-based beverage broker is a variable cost directly tied to the volume sold.

We have recently entered into an agreement with Function Beverage LLC, which is included as an Exhibit to this filing. In Exhibit A of the agreement, Function Brands has identified a number of national chains to whom they will represent our product.

Historically, sales under this sales channel have been zero. Since the Company recently entered into an agreement with Function Beverage, we anticipate that this will become a significant sales channel for our products.

Beverage Broker/Distributor

The broker/distributor relationship adds credibility for new brands entering the market. Sales efforts consist of procuring new channels of distribution and distributor support. Beverage brokers/distributors provide a service to both RMHB and customers by selling to chain wholesalers, independent wholesalers, and retail stores. Beverage brokers and distributors often provide avenues to significantly decrease overhead costs. Wholesalers and retailers also benefit by working with one broker/distributor rather than with many manufacturers' representatives. Historically, 85% of our sales fall into this category.

The Packaged Food and Beverage Market

Our hemp-infused products (both non-alcoholic and alcoholic) are targeted toward health conscious lifestyle persons 16 to 34 years of age.

Methods & Competitive Position – Advantages & Disadvantages

The Company competes with start-ups and middle market CPG manufacturers and distributions that specialize in brand development. RMHB also competes with established brands and large multi-national firms that manage established brand portfolios. Consumer packaged goods (CPG) are a type of goods consumed that need to be replaced frequently, compared to those that are usable for extended periods of time.

While there is certainly a lot of competition in the beverage industry, there are also great opportunities. The beverage market also includes hemp-infused energy drinks, teas, lemonades, and wine based cocktails.

Advantages:

We are achieving our competitive advantage by concentrating on two major objectives: Establish the corporate brand, and engage target audiences by building a consumer brand for loyalty and awareness.

To establish Rocky Mountain High Brands as an industry leader, the corporate logo was redesigned to align itself with product identity that focuses on the overall company message. Rocky Mountain High Brands will engage brand identity by focusing on the following:

•	Differentiation

Differentiation is a strategy used to set ourselves apart from competitors. One of our best marketable attributes is our Rocky Mountain High name. It differentiates us from other beverage drinks by developing brand recognition and loyalty. Our drinks provide an alternative to competitor’s drinks. Our can design helps the brand stand out on the shelf. Our eye-catching drink designs communicates the brand's attributes.

•     Cost Leadership

We achieve cost leadership as an advantage when we offer a better quality product than our competitors at a lower price. We identify opportunities to produce goods at a lower cost through the production improvements and by changes to our supply chain.

•     Defensive Strategies

Broker/distributor/wholesale relationships allow us to maintain higher levels of customer service than larger beverage companies, provide direct knowledge of our customers, and help us to provide our customers a more personalized consumer experience.

Disadvantages:

•	Buying Power

Large beverage companies typically can negotiate favorable costs with suppliers because of their volume, therefore we strategically plan opportunities to leverage our budget dollars.

•	Budgets

The most glaring disadvantage is a limited budget. We would like to have more money to spend on advertising and promotion, hiring experienced consumer products sales professionals, training, marketing and product development. Competing for target market attention against larger competitors that invest millions or billions is difficult. These companies can invest significant resources to maintain their positions in the market, and their drinks are well integrated into their consumer branding. We plan to position our brand to take significant market share with strategic marketing, and consistent branding that maximizes brand exposure and awareness to the consumer.

Future Goals

The hemp-infused beverages are fully developed and in the marketplace today. Hemp Energy Bars, Hemp Protein Bars, and Hemp Chia Crisp Bars are developed and ready for production. Hemp Energy Shots are developed and ready for production. Hemp-infused alcoholic beverages and CBD products are in varying stages of research and development.

Employees and Independent Contractors

Periodically, the Company may hire independent contractors to support finance, accounting, and operations functions. In addition to the officers of the Company there are currently five non-officer employees. The Company has a total of ten employees, consisting of five officers and five non-officer employees.

Implications of Emerging Growth Company Status

As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.  We will retain “emerging growth company” status until the earliest of:

•	The last day of the fiscal year during which our annual revenues are equal to or exceed $1 billion;

•	The last day of the fiscal year following the fifth anniversary of our first sale of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, which we refer to in this document as the Securities Act;

•	The date on which we have issued more than $1 billion in nonconvertible debt in a previous three-year period; or

•	The date on which we qualify as a large accelerated filer under Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., an issuer with a public float of $700 million that has been filing reports with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act for at least 12 months).
•	As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. For so long as we remain an emerging growth company we will not be required to:

•	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Wall Street Reform and Consumer Protection Act of 2002;

•	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	Submit certain executive compensation matters to stockholder non-binding advisory votes;

•	Submit for stockholder approval golden parachute payments not previously approved;

•	Disclose certain executive compensation related items, as we will be subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure; and

•	Present more than two years of audited financial statements and two years of selected financial data in a registration statement for our initial public offering of our securities.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result, our financial statements may not be comparable to companies that comply with public company effective dates.  Section 107 of the JOBS Act provides that our decision to opt into the extended transition period for complying with new or revised accounting standards is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act.  Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act.  As a smaller reporting company we are not required to:

•	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

•	Present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. Please see our Registration Statement on Form 10/A filed September 29, 2016 to review our current risk factors.

Item 2. Properties

At present, we do not own any real property.  As of June 30, 2016, we leased approximately 4,000 square feet of office space at 9101 LBJ Freeway, Suite 200, Dallas, TX 75243. Our premises were leased for a monthly cost of $6,020. On May 11, 2016, we executed a new lease for the existing space and 2,172 square feet of additional space at the same address for a three-year term beginning July 1, 2016 and terminating on June 30, 2019. Due to the landlord’s inability to make the additional space ready for us as of July 1, we were not able to commence the new lease until September 2016. The lease that was due to expire on June 30 was extended on a month-to-month basis until September. Lease payments under the lease are as follows:

Lease Period	Base Rent (monthly)
9/1/2016 to 8/31/2017	$7,715.00
9/1/2017 to 8/31/2018	$7,972.17
9/1/2018 to 8/31/2019	$8,229.33

In connection with the new lease, we also purchased used office furniture from the landlord and financed this purchase with a note payable in the amount of $40,121.54 with an interest rate of 0% and monthly payments of $1,114.49 over thirty six monthly installments..

The Company leases the following warehouse space on a month to month basis:

•	DFW Distribution, Dallas and Mesquite, Texas – we currently lease warehouse space for RMHB beverages on a month-to-month basis at two separate locations in the Dallas area from DFW Distribution for a total of 12,000 square feet. The monthly cost is approximately $7,000 per month.

•	WaterEvent, Carrollton, Texas – we currently lease approximately 1,200 square feet for both RMHB beverages and Smarterita inventory for approximately $1,400 per month. Since Smarterita has alcoholic content, we are required to store it at an FDA approved facility.

The Company is currently evaluating its growth requirements and researching alternatives to lower its recurring expenses for warehouse space.

Item 3. Legal Proceedings

193rd Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Rodney Peterson (Peterson) and Rocky Mountain High Canada, Inc. (RMHC), Case #DC-16-01416; Date Filed: February 4, 2016.

Parties entered into a written agreement for the manufacture and supply of products produced under the Rocky Mountain High Brands, Inc. brand. The terms of the agreement are RMHB would manufacture and supply one million cans of our product FOB Memphis, Tennessee to Peterson, upon receipt of $650,000 from Peterson to RMHB to pay for the manufacture of the cans. Peterson paid $500,000 toward the $650,000 manufacture. Peterson defaulted under the terms of the agreement by failing to pay the remaining $150,000. RMHB tendered default notice, but Peterson failed to cure the default. RMHB terminated the agreement in accordance with its terms. RMHB seeks declaratory judgment that it is entitled to its profits as damages in the amount in excess of $500,000.

Peterson and RMHC have answered the lawsuit and discovery on the matter is being initiated by all parties.

44th Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Donna Rayburn (Rayburn), Case #DC-16-02131; Date Filed: February 23, 2016.

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29. 2015, RMHB paid to Rayburn $197,773.95, representing return of principal and interested earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,487.92. Rayburn has charged $137,261.87 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock.

Ms. Rayburn is the daughter of Roy J. Meadows (“Meadows”), and resides in his residence and is under his employ.

RMHB sued Rayburn for violation of Florida Usury Laws. RMHB seeks a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged. RMHB also seeks to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note. The amount which RMHB seeks from Rayburn is in excess of $300,000. This case was non suited and will be filed as a counterclaim in the Rayburn suit in Seminole County, Florida.

On March 14, 2016, RMHB amended the Rayburn suit to add Meadows as a party Defendant. RMHB has asserted usury claims in connection with $1,500,000 demand convertible note referenced below in the section pertaining to the Meadows Arbitration Claim. RMHB seeks unspecified monetary damages in connection with the Meadows Note, and further seeks cancellation of a warrant for 41,454,851 shares of common stock issued to Meadows in connection with the Meadows Note and cancellation of the Meadows Note.

Because of the pending litigation in Florida relating to Roy Meadows, which deals with the same issues as the instant suit, RMHB entered a non suited without prejudice as to Roy Meadows.

On July 28, 2016, Donna Rayburn removed this case to the United States District Court For The Northern District of Texas, Dallas Division, Civil Action No. 3:CV-2193. Rayburn is challenging the jurisdiction of Texas Courts in this suit. The State court case is closed as a result of the Removal Action.

On April 4, 2016, RMHB engaged the law firm of Allred Wilcox & Hartley PLLC to act as counsel in pursuing these claims.

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016.

Meadows claims a breach of an exchange agreement dated November 3, 2015. RMHB has denied the breach. Meadows has demanded that RMHB remove him as a Control Person under RMHB’s OTC Markets Disclosure Statement as of December 31, 2015 filed on January 29, 2016. Meadows has rejected the interest payment under the exchange agreement dated January 30, 2016. He has not given an explanation of his rejection. Meadows also demands the exchange of the Series C Preferred back to the original $1,500,000 convertible note. RMHB will not comply with this request without a Court Order to do so.

Meadows has initiated arbitration claiming notice of an Arbitration Claim against RMHB. RMHB has objected to this claim, as well as to the arbitration process itself. Meadows seeks damages of $2,947,093.99. He has further demanded that RMHB comply with an Agreement dated November 16, 2015 which is a part of the litigation described in the disclosure above. This agreement, which was a requirement of Meadows to execute the Exchange Agreement, requires the Company to issue warrants for common stock of 110,760,000 for not redeeming the Series C Preferred Shares by March 24, 2016.

On April 4, 2016, RMHB engaged the law firm of Allred Wilcox & Hartley PLLC to act as counsel in defending these claims.

As a result of the arbitration, RMHB filed suit in Florida, Eighteenth Judicial Circuit Court of Seminole County, Florida, Rocky Mountain High Brands, Inc. v. Roy Meadows, David Meadows et al, Case No. 2016-CA-000958-15-W.

The Company filed suit for an injunction against continuation of the Meadows Arbitration. The Meadows Arbitration hearing currently has no date for commencement of the Arbitration hearing. Shortly after the suspension of the Arbitration hearing, on April 20, 2016, false, malicious, and defamatory allegations were asserted by the Shareholder Alert inappropriately released by the Law Office of A.A. McClanahan, Meadow’s attorney.

The Company has filed in the Seminole Suit a Motion for Leave To Amend its current suit to add claims against Meadows for usury, cancellation of warrants and defamation as a result of the Shareholder Alert press release.

The Company is investigating facts surrounding Meadows and others and may amend its Florida lawsuit to seek more than $20 Million in damages and disgorgement of Meadows and Rayburn profits on questionable trading activities.

The Amended Suit will deal with the following:

RMHB has asserted usury claims in connection with $1,500,000 demand convertible note referenced below in the section pertaining to the Meadows Arbitration Claim. RMHB seeks unspecified monetary damages in connection with the Meadows Note, and further seeks cancellation of a warrant for 41,454,851 share shares of common stock issued to Meadows in connection with the Meadows Note and cancellation of the Meadows Note. RMHB also seeks additional monetary damages from Meadows for his violations of SEC and other applicable securities laws relating to the loss of value to both RMHB’s shareholders and to RMHB as a business entity. RMHB will vigorously contest all claims of Meadows and aggressively seek monetary damages against Meadows.

During the six months ended December 31, 2015, the Company issued 68,220,350 shares of common stock for the conversion of $104,220 of convertible debt to Roy Meadows and Trinexus, Inc. (a corporation formed and controlled by Mr. Meadows to which he sold a portion of his convertible debt) prior to executing the exchange agreement to Series C preferred stock. These issuances gave Mr. Meadows in excess of 10% of the outstanding common stock, making him a Control Person.

RMHB believes that as a result of Meadows’ actions in this suit, the Arbitration is effectively waived and that the Court in Seminole County, Florida will resolve this matter.

Meadows has filed a counter claim in this suit for the damages he asserted in the arbitration claim. He has also filed for relief under elderly laws of Florida.

101st Judicial District Court of Dallas County Texas, filed February 2016, DC-16-01220. Fanco Global Acquisitions, LLC v. Rocky Mountain High Brands, Inc. Suit for alleged commissions. Plaintiff seeks approximately $30,000.00 in damages, an unspecified amount in fraud damages, attorney’s fees and costs of court. RMHB will vigorously oppose the claims.

District Court, Douglas County, Colorado. 2015CV 30672. Filed June 26, 2015. Totally Hemp Crazy, Inc. and Jerry Grisaffi v. Cannalife USA, Ltd and Mark Spoone. RMHB and Grisaffi filed suit against the Defendants on claims for libel and business disparagement. . This suit was settled in July, 2016, with no party having any liability to the others.

Our agent for service of process in Nevada is Joe Laxague, Esq., 1 East Liberty, Suite 600, Reno, NV 89501

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Pink tier of the OTC Markets Group quotation system (www.otcmarkets.com) under the trading ticker “RMHB.”  The following tables set forth the range of high and low prices for our common stock for the two most recent fiscal years, as reported on the OTC Market Group’s quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2015	$0.18	$0.01
Second Quarter 2015	$0.29	$0.11
Third Quarter 2015	$0.14	$0.06
Fourth Quarter 2015	$0.10	$0.03
First Quarter 2016	$0.10	$0.00
Second Quarter 2016	$0.20	$0.10
Third Quarter 2016	$0.10	$0.60
Fourth Quarter 2016	$0.10	$0.03

On September 28, 2016, the last sales price per share of our common stock was $0.03

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 28, 2016, there were approximately 223 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains certain forward- looking statements as defined by federal securities laws.  For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate”, “could”, “should”, “would”, “likely”, “may”, “will”, “plan”, “intend”, “believes”, “expects”, “anticipates”, “projected”, or similar expressions.  Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by such statements.  The forward looking information is based on various factors and was derived using numerous assumptions.  For these statements, we claim the protection of the “bespeaks caution” doctrine. Such forward-looking statements include, but are not limited to:

•	Statements regarding our anticipated financial and operating results, including increases in and anticipated sources of revenues;

•	Predictions regarding the outcome of pending legal proceedings and the impact on us of pending legal proceedings;

• Statements regarding anticipated changes in expenses;

•	Statements regarding our goals, intensions, plans and expectations, including selling and marketing plans generally, the introduction of new products, and markets and locations we intend to target in the future;

• Statement regarding expanded business opportunities in FY 2017;

• Our expectation that we will sell securities on our balance sheet;

• Our expectation regarding repayment of loans;

• Expected uses of cash in FY2017; and

• Statements with respect to having adequate liquidity

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•   Negative changes in public sentiment towards acceptance of the use of hemp-infused drinks and other products

•   Other regulatory developments that could limit the market for our products;

•   Our ability to successfully integrate acquired entities

•   Competitive developments, including the possibility of new entrants into our primary market;

•   The loss of key personnel; and

•   Other risks discussed in this document.

Overview

The Company generates revenue from finished product sales to distributors (resellers). The wholesale market for the Company’s products includes all retailers in the C-Store, Mass, and Grocery channels as well as a number of specialty retail niche markets including “smoke shops” and novelty stores. Additionally, the Company has an online retail presence on Amazon.com through an agreement with an Amazon selling specialist.

Results of Operations

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Financial Summary

The Company’s net income for the year ended June 30, 2016 was $2,325,726 compared to a net loss of ($16,624,202) for the year ended June 30, 2015. The Company was reorganized in July of 2014, under bankruptcy according to Chapter 11 of the United States Bankruptcy Code. The Statement of Operations for June 30, 2015 is presented in compliance with ACS 852.

Our sales for the year ended June 30, 2016, were $1,075,476 versus $489,849 for the year ended June 30, 2015. The sales increase was driven by distributor and online sales beginning late in the third quarter of fiscal year 2015, which increased in 2016.

Sales

For the year ended June 30, 2016, sales were $1,075,476 compared to $489,849 for the year ended June 30, 2015, an increase of $585,627 or 120%. The increase was driven by the launch of four beverage SKUs in March 2015, which resulted in a full year of sales for 2016 as compared to only 4 months for 2015, and the addition of a fifth SKU in November 2015. The Company also added several distributors in 2016. In 2016, sales consisted of 93% distributor sales and 7% online sales compared to 2015 when 72% of sales was to distributors and 28% of sales was online.

Cost of Sales

For the year ended June 30, 2016, cost of sales was $1,134,636 or 105% of sales, versus $212,458 or 43% of sales for the year ended June 30, 2015. Cost of sales increased in 2016 due to inventory obsolescence write-downs and increased sales. Inventory obsolescence write-downs in 2016 were $725,718 compared to $0 in 2015. The factors impacting inventory obsolescence were (1) two changes in can design during 2016, that rendered the previous designs less marketable to customers, (2) management’s decision to move the brand to a 16 ounce can to broaden its market appeal and lower production costs and (3) prior management’s decision to date code all production runs prior to May 2016 with a shorter than necessary one-year shelf-life when a two-year shelf-life was applicable. Cost of sales in 2016 before the write-downs was $408,918 or 38% of sales.

Reorganization Items – Income (Expense)

For the year ended June 30, 2015, the Company recorded a Net Settlement of Disputed Consulting Fees of $127,200 and Net Settlement of Officers and Directors Claims of $21,662. There were no reorganization expenses in 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the year other than cost of sales as discussed above.  Our operating expenses decreased $868,254 or 20% to $3,483,412 versus operating expenses of $4,351,666 for the year ended June 30, 2015. Areas in which we experienced material changes in operating expenses are discussed below.

General and Administrative

For the year ended June 30, 2016, general and administrative expenses decreased $445,179 or 17% to $2,142,984 compared to $2,588,163 for the year ended June 30, 2015. This decrease was driven by a reduction in consulting fees and officer salaries, partially offset by increases in other employee-related expenses and audit and accounting fees.

Advertising and Marketing

For the year ended June 30, 2016, advertising and marketing expenses increased $601,283 or 81% to $1,340,428 compared to $739,145 for the year ended June 30, 2015. The increase in 2016 was driven by an increase in samples provided to prospective customers, salaries for sales employees, and the design, artwork and production of advertising and displays.

Impairment Expense

For the years ended June 30, 2016 and 2015, the Company recorded impairment expenses of $166,000 and $1,024,358, respectively. In 2016 the Company recorded a 100% impairment of its investment in Dollar Shots Club as the Company determined it was not likely to recover its $166,000 investment. The Dollar Shots Club investment is carried on the cost basis. In 2015, the Company recorded goodwill impairment of $1,024,358 consisting of a write-down of the Smarterita acquisition.

Other (Income) Expenses

Interest Expense

For the year ended June 30, 2016, interest expense decreased $886,789 or 81% to $203,496, compared to $1,090,285 for the year ended June 30, 2015. During 2016, several high-interest convertible notes were converted to common and Preferred C stock.

Debt Inducement Expense

For the year ended June 30, 2016, debt inducement expense was $3,887,618. In order to induce the holder of certain convertible debt to convert his note, he was issued warrants to purchase 41,454,851 shares of common stock at a reduced exercise price. The value of this inducement was $3,887,618. There was no inducement expense in 2015.

Loss on Extinguishment of Debt

For the year ended June 30, 2016, the Company recorded a loss on extinguishment of debt of $945,838 related to the Company’s conversion of convertible debt with a bifurcated conversion feature.There was no gain or loss on extinguishment of debt in 2015.

Gain on the Change in Fair Value of Derivative Liability

For the year ended June 30, 2016, the Company recorded a gain on the change in fair value of the derivative liability of $11,071,250 compared to a loss of $11,608,504 for the year ended June 30, 2015. Because the price of the underlying derivative, the Company’s common stock, decreased during 2016 the calculation in fair value of the derivative liability resulted in a gain. In 2015, the Company stock price increased, which created an increase in the liability and a related loss.

Income Taxes

For the years ended June 30, 2016 and 2015, no income tax provision was recorded.

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Cash flows from operating activities

Net cash used in operating activities during the years ended June 30, 2016 and 2015 was ($1,779,167) and ($1,385,001), respectively. The change was principally driven by the loss on the change in the fair value of the derivative liability in 2016 compared to a gain in 2015. This drove the change from a net loss of ($16,624,202) in 2015 to net income of $2,325,726 in 2016. Other significant changes in cash from operating activities were the result of an increase in inventory of $260,625 in 2016 compared to an increase of $716,329 in 2015, an increase in accounts payable of $144,853 in 2016 compared to a decrease in 2015 and an increase in deferred revenue in 2016 of $470,058 compared to $29,952 in 2015.

Cash flows from investing activities

Net cash used in investing activities during the years ended June 30, 2016 and 2015 was ($119,042) and ($14,687), respectively. The change is primarily due to the acquisition of several delivery vehicles in 2016 compared to one in 2015.

Cash flows from financing activities

Net cash provided by financing activities during the years ended June 30, 2016 and 2015 was $1,904,728 and $1,495,060, respectively. In 2016, proceeds of $1,282,406 were from the issuance of common stock compared to $244,316 in 2015. In 2016, proceeds from related party convertible notes payable were $318,322 compared to $0 in 2015. Proceeds from the issuance of convertible notes decreased to $500,000 in 2016 compared to $1,250,744 in 2015.

Material Indebtedness

Recently, our operations have been funded primarily through the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.001 to $0.04, at discounts to market price ranging from 50% to 80%, or combinations thereof. Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

During 2011 and 2012, the Company entered into a series of convertible notes with six lenders aggregating $110,000. These were one-year terms notes at 12% interest and convertible to Common Stock at a conversion price of $.05 per share. As a part of the Bankruptcy Reorganization Plan confirmed in July 2014, the accrued interest on these notes was forgiven and the notes became zero interest bearing notes. During year ended June 30, 2016, $40,000 of these notes were converted into 24,000,000 shares of common stock. As of June 30, 2016, the principal balance on these notes was $70,000.

In 2012, the Company entered into a $40,000 Convertible Note Payable with an individual. The notes matured one-year from the date of issuance, bear interest at 12% per annum, and is convertible into shares of Common Stock at $.001. In 2015, the lender sold and re-assigned $17,500 of this note. The new note holders converted the $17,500 of principal into 17,500,000 shares of Common Stock. As of June 30, 2016, 2016 the principal balance on these notes was $22,500.

On March 25, 2015, the Company entered into an amended and restated convertible promissory note with Roy Meadows, which amended two previously issued notes dated February 5, 2013 and July 17, 2014. According to the terms of the note, the Company may borrow up to an aggregate of $1,500,000. The note bears interest at 12% per annum, and the holder may demand repayment of any portion of the note after one year from the effective date of the note. The note is convertible in whole or in part at a conversion price per share equal to the lesser of $.001 per share, or at an 80% discount to the average of the five lowest bid prices during the thirty trading days prior to the date of the conversion notice. Mr. Meadows is limited in his conversions whereby he may not at any time own more than 9.99% of the Company’s outstanding common stock. Mr. Meadows may, at his option, file a UCC-1 financing statement against all assets of the Company and have a guarantee and security agreement with the principal controlling for majority shareholders of the Company. On November 16, 2015, the debtholder converted $1,107,606 of principal and accrued interest into 1,107,607 shares of Preferred C Shares of the Company. Each Series C Preferred Share can be converted to 50 Shares of Common Stock.

In connection with the conversion, and as an inducement for the debtholder to convert, the Company issued him warrants to purchase 41,454,851 shares of the Company’s common stock at an exercise price per share of the lesser of $.005 or an eighty percent discount to the average of the five lowest bid prices during the 30 trading days prior to the date of exercise. The warrant may be exercised, in whole or in part, beginning on the date which is the earlier of six months from the Company becoming a Reporting Company (as defined in the warrant) or one year from the date of issuance. The warrant is for a period of 3 years, and contains customary anti-dilution provisions.

On October 5, 2014, the Company entered into a convertible note with an individual for $12,500. The note matured on October 5, 2015, bears interest at 8% per annum, and contains a conversion feature at a conversion price of $0.001 per share. On February 2, 2106, the noteholder sold the convertible note to three separate third parties who converted the notes for a total of 12,500,000 shares of Common Stock.

On February 2, 2015, the Company entered into a convertible note with an individual for $165,000 (with a $5,000 original issue discount). The note matured on May 2, 2015, which was extended to August 2, 2015, bears interest at 12% per annum, and is convertible in whole or in part at a conversion price per share equal to the lesser of $.001 per share, or at an 80% discount to the average of the five lowest bid prices during the thirty trading days prior to the date of the conversion notice. The holder is limited in his conversions, whereby, he may not at any time own more than 9.99% of the Company’s outstanding Common Stock. In August 2015, the Company repaid the note plus accrued interest.

On March 20 and March 23, 2015, the Company entered into separate Convertible note with an individual for $25,000 each. The notes mature one-year from the date of issuance, bear interest at a rate of 7% per annum, and contained a conversion feature at 50% of the average bid price for Common Stock over a trailing 10-day period. The holders are limited in their conversions whereby they may not at any time own more than 4.9% of the Company’s outstanding common stock. On April 28, 2016, the individual converted the note to 2,160,105 of Common Shares. See Note 11.

On March 23, 2015, the Company entered into a convertible note with an individual for $12,500. The note matured one-year from the date of issuance, bears interest at a rate of 18% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $.04 per share. The note was repaid to the individual on March 22, 2016.

In October 2015, the Company entered into a $500,000 note payable at 12% simple interest for a one year period with Roy Meadows. The note is convertible upon maturity if not paid by the company prior thereto at $0.02 per share and a 25,000,000 share maximum. There is an option to renew with a fee of 10% principle and accrued interest.

In April 2016, a debtholder converted his $50,000 note payable, plus accrued interest of $4,003, into 2,160,000 shares of common stock.

The Company has determined that the conversion feature embedded in the notes referred to above, that contain a potential variable conversion amount, constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $0 and $53,013 on June 30, 2016 and June 30, 2015, respectively, on the accompanying balance sheet.

Future Liquidity Requirements

The anticipated operational shortfall for the next twelve months is $1,200,000. For the two year period beyond the next twelve months, we anticipate securing a revolving business line of credit to finance inventory production and accounts receivable. We anticipate the line of credit needs to be between $2,000,000 and $5,000,000. This allows flexibility needed to meet short term funding needs.

We have recently entered into a non-exclusive agreement for institutional financing services with Carter, Terry & Company. Our goal is to work with them and our private sources of capital to raise capital to finance inventory production, increase advertising and promotion budgets, develop new products and cover any shortfall from continuing operations.

We anticipate that initial funds raised will be through debt financing with additional capital raised through the sale of restricted securities through an offering memorandum, the structure of which has yet to be determined.

Plans for Meeting Debt Obligations and Reaching Profitability

Going forward, the Company intends to fund its operations and meet its debt obligations through:

•	Generating revenue through our sales and marketing efforts in our day-to-day operations.

•	Raising funds through the sale of Series D preferred stock to accredited investors.

•	Selling common stock directly to accredited investors.

•	Filing our Form 10 filing to the Securities Exchange Commission (SEC). The Company believes that, as a result of becoming a reporting company, it will have better access to funds through investment bankers and others that has not been previously available.

We project increased sale revenue in the new fiscal year starting July 1, 2016. Our brands are becoming positioned and differentiated in the marketplace through various marketing techniques, such as advertising, public relations, name, and logo development that ultimately will result in sustained revenue.

We expect that our sales, as well as our operating expenses, will continue to increase as we move forward with transitioning our beverage products into new markets. As such, we will continue to explore new products to expand our brand and provide new revenue streams.

We intend to retain our future earnings in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future.

The company going forward intends to achieve profitability by:

1.	Expanding our distribution channels

We believe that expanding where we sell our products will significantly boost our sales and revenues without requiring any changes to our marketing or pricing. We evaluate the effects of using online selling, wholesalers, retailers, distributors, and outside sales reps to project how each method can affect our sales volumes, profit margins, and total profits.

2.	Developing relationships

Qualified employees who promote our product or service will drive sales and revenues. Though our beverages have a distinct branding, we generally have the same target customer as other beverage brands. We have built a following with a strong customer base.

3.	Reviewing pricing strategies

We raise or lower our prices based on strategic goals. Lowering our prices can increase revenues to make up for lower margins. Raising our prices can create a higher perceived value in the minds of consumers and increase our margins. Raising our prices can also increase our revenues without increasing sales.

4.	Diversifying our offerings

As a growing company we will be adding new products and services to create growth. We study our target customers and determine a product’s market profitably, and evaluate our product portfolio.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements

Going Concern

We have experienced recurring losses from operations and to date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that the following accounting policies currently fit this definition:

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on the best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable and perform ongoing credit evaluations of customers and maintain an allowance for potential bad debts if required.

It is determined whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate the collectability of receivables.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

  Level 1 — quoted prices in active markets for identical assets or liabilities.
  Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.
  Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2015	$211,394
Issued during the Year ended June 30, 2016	784,377
Converted during the Year ended June 30, 2016	(1,100,218)
Change in fair value recognized in operations	11,608,504

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2016:

Balance, June 30, 2016	$2,217,774
Estimated Dividends	None
Expected Volatility	45%
Risk Free Interest Rate	.12%
Expected Term	1 to 5.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the year ended June 30, 2015, the Company recorded impairment of $1,024,358 relating to goodwill recognized in the acquisition disclosed in Note 11. No impairment charges were recorded during the year ended June 30, 2016.

Share-Based Payments

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock to consultants and employees for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for public company fiscal years beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.

As noted above, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of our election, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Paritz & Company, P.A., Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2016 and June 30, 2015
F-3	Statement of Operations for the years ended June 30, 2016 and 2015
F-4	Statement of Cash Flows for the years ended June 30, 2016 and 2015
F-5	Statement of Shareholder's Equity (Deficit) for the years ended June 30, 2016 and 2015
F-6	Notes to Financial Statements.

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rocky Mountain High Brands, Inc.

We have audited the accompanying balance sheets of Rocky Mountain High Brands, Inc.(formerly known as Totally Hemp Crazy, Inc) as of June 30, 2016 and 2015 and the related statements of operations, shareholders’ deficit and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain High Brands, Inc.as of June 30, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As disclosed in note 3 to the financial statements the Company has a shareholders’ deficit of $1,477,250, an accumulated deficit of $16,878,382 at June 30, 2016, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

September 28, 2016

Rocky Mountain High Brands, Inc.

(Formerly Known as Totally Hemp Crazy, Inc.)

Balance Sheets

	June 30, 2016	June 30, 2015
CURRENT ASSETS

Cash	$102,255	$95,726
Accounts Receivable, net of allowance of $60,163 and $0	20,377	132,201
Inventory	290,368	755,471
Prepaid Expenses and Other Current Assets	1,716,551	988,026
TOTAL CURRENT ASSETS	2,129,551	1,971,424

Property and Equipment, net	92,208	14,687

Other Assets	33,230

TOTAL ASSETS	$2,254,989	$1,986,111

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$337,866	$193,013
Related Party Convertible Notes Payable, Net of Debt Discount	20,730	11,000
Convertible Notes Payable, Net of Debt Discount	597,500	1,303,989
Accrued Interest	58,399	121,457
Deferred Revenue	500,000	29,952
Derivative Liability	2,217,744	11,504,057
TOTAL CURRENT LIABILITIES	3,732,239	13,163,468

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2016 and 2015	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 9,000,000 shares authorized as of June 30, 2016; 5,000,000 shares authorized as of June 30, 2015; 5,000,000 shares authorized as of June 30, 2015
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized as of June 30, 2016; 1,107,607 shares outstanding as of June 30, 2016	1,107
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized as of June 30, 2016; No shares issued and outstanding
Common Stock - Par Value of $.001 800,000,000 shares authorized as of June 30, 2016; 537,989,764 shares issued and outstanding as of June 30, 2016; 600,000,000 shares authorized as of June 30, 2015; 400,356,154 shares issued and outstanding as of June 30, 2015	537,990	400,356
Additional Paid In Capital	14,861,035	7,625,395
Accumulated Deficit	(16,878,382)	(19,204,108)
TOTAL SHAREHOLDERS' DEFICIT	(1,477,250)	(11,177,357)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,254,989	$1,986,111

The Accompanying Notes are an Integral Part of the Financial Statements.

 Rocky Mountain High Brands, Inc.

(Formerly Known as Totally Hemp Crazy, Inc.)

Statements of Operations the Years Ended For June 30, 2016 and 2015

	Year Ended
	June 30, 2016	June 30, 2015

Sales	$1,075,476	$489,849

Cost of Sales	408,918	212,458
Inventory Obsolescence	725,718

Gross Profit (Loss)	(59,160)	277,391

Operating Expenses
General and Administrative	2,142,984	2,588,163
Advertising and Marketing	1,340,428	739,145
Impairment	166,000	1,024,358
Total Operating Expenses	3,649,412	4,351,666

Loss from Operations	(3,708,572)	(4,074,275)

Other (Income)/Expenses:
Interest Expense	203,496	1,090,285
Debt Inducement Expense	3,887,618
Loss on extinguishment of debt	945,838
(Gain) Loss on change in fair value of derivative liability	(11,071,250)	11,608,504
Total Other (Income) Expenses:	(6,034,298)	12,698,789

Loss Before Reorganization Items and Income Tax Provision (Benefit)	2,325,726	(16,773,064)

Reorganization Items - Income (Expense):
Net Settlement of Disputed Consulting Fees		127,200
Net Settlement of Officers and Directors Claims		21,662
Total Reorganization Income (Expense)		148,862

Income (Loss) Before Income Tax Provision (Benefit)	2,325,726	(16,624,202)

Income Tax Provision	—	—

Net Income (Loss)	$2,325,726	$(16,624,202)

Net Income (Loss) per Common Share - Basic and Diluted	$0.01	$(0.05)

Weighted Average Shares Outstanding	474,571,836	311,490,363

The Accompanying Notes are an Integral Part of the Financial Statements.

Rocky Mountain High Brands, Inc.

(Formerly Known as Totally Hemp Crazy, Inc.)

Statements of Cash Flows For the Years Ended June 30, 2016 and 2015

	Year Ended
	June 30, 2016	June 30, 2015
Operating Activites:
Net Income (Loss)	$2,325,726	$(16,624,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	611,881	2,339,353
Non-cash interest expense	203,496	1,089,909
Impairment expense	166,000	1,024,358
Gain (Loss) on change in fair value of derivative liability	(11,071,250)	11,608,504
Gain on disposal of equipment	—	1,560
Loss on extinguishment of debt	945,838	—
Warrants issued for debt inducement	3,887,618	—
Bad debt expense	152,750	—
Depreciation expense	22,122	—
Inventory write-off	725,728
Changes in operating assets and liabilities:
Accounts Receivable	(40,926)	(132,201)
Inventory	(260,625)	(716,329)
Prepaid expenses	(48,940)	—
Other assets	(13,486)	—
Accounts Payable	144,853	(5,905)
Deferred Revenue	470,048	29,952
NET CASH USED IN OPERATING ACTIVITIES	(1,779,167)	(1,385,001)

Investing Activites:
Investment in other assets	(19,400)	—
Acquisition of property and equipment	(99,642)	(14,687)
NET CASH USED IN INVESTING ACTIVITIES	(119,042)	(14,687)

Financing Activities:
Repayment of convertible notes	(165,000)	—
Proceeds from issuance of convertible notes	500,000	1,250,744
Repayment of related party convertible notes	(31,000)	—
Proceeds from issuance of related party convertible notes	318,332	—
Proceeds from issuance of common stock	1,282,406	244,316
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,904,738	1,495,060

INCREASE IN CASH	6,529	95,372

CASH - BEGINNING OF YEAR	95,726	354

CASH - END OF YEAR	$102,255	$95,726

Supplemental disclosure of non-cash financing and investing activities:
Series C preferred stock issued for conversion of debt	$2,495,666	$—
Common stock issued for conversion of debt	$143,600	$1,223,700
Common stock issued for acquisition	$166,000	$1,063,500
Conversion of debt to common stock	$179,220	$115,240
Derivative liability incurred for debt discount	$—	$288,000
Derivative liability relieved upon conversion of related debt	$2,102,681	$1,100,218
Beneficial conversion feature recognized as debt discount	$298,332	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

Rocky Mountain High Brands, Inc.

(Formerly Known as Totally Hemp Crazy, Inc.)

Statements of Shareholders’ Deficit for the Years Ended June 30, 2016 and 2015

	Common Stock		Preferred Stock A		Preferred Stock C			Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	(Deficit)

Balance, June 30, 2014	202,433,700	$202,434	1,000,000	$1,000	—	$—	$2,322,103	$(2,579,906)	$(54,369)

Shares issued in connection with bankruptcy	8,683,410	8,683					279,619		288,302

Shares issued for acquisition	4,500,000	4,500					1,059,000		1,063,500

Shares issued for CEO compensation	21,000,000	21,000					193,200		214,200

Shares issued for services rendered	18,275,000	18,275					1,904,571		1,922,846

Shares issued upon conversion of convertible notes	115,740,714	115,741					1,107,959		1,223,700

Beneficial conversion feature of convertible notes		—					12,500		12,500

Warrants issued for services and debt costs		—					531,850		531,850

Cashless exercise of warrants	18,500,000	18,500					(18,500)		—

Issuance of common stock for cash	11,223,330	11,223					233,093		244,316

Net loss for the year ended June 30, 2015	—	—	—	—	—	—	—	(16,624,202)	(16,624,202)

Balance - June 30, 2015	400,356,154	$400,356	1,000,000	$1,000	—	$—	$7,625,395	$(19,204,108)	$(11,177,357)
									—
Shares issued for acquisition	2,000,000	2,000					164,000		166,000

Shares issued for services rendered	5,107,143	5,107					248,959		254,066

Shares issued upon conversion of convertible notes	103,005,455	103,005					1,067,843		1,170,848

Issuance of common stock for cash	38,521,012	38,521					1,243,885		1,282,406
									—
Return of employee shares as part of settlement agreements	(11,000,000)	(11,000)					(148,940)		(159,940)

Conversion of debt to preferred stock					1,107,607	1,107	2,494,560		2,495,667

Warrants issued for compensation							1,244,661		1,244,661

Beneficial conversion feature on convertible related party notes payable							298,332		298,332

Gain on extinguishment of related party convertible notes							622,342		622,342

Net income for the year ended June 30, 2016	—	—	—	—	—	—	—	2,325,726	2,325,726

Balance - June 30, 2016	537,989,764	$537,990	1,000,000	$1,000	1,107,607	$1,107	$14,861,035	$(16,878,382)	$(1,477,250)

The Accompanying Notes are an Integral Part of the Financial Statements.

Rocky Mountain High Brands, Inc.

(Formerly Totally Hemp Crazy, Inc.)

Notes to Financial Statements

For the Fiscal Years Ended June 30, 2016 and June 30, 2015

NOTE 1 Business

Rocky Mountain High Brands, Inc. (“RMHB” or the “Company”) was incorporated under the laws of the State of Nevada. On July 17, 2014, the Company changed its name from Republic of Texas Brands Incorporated to Totally Hemp Crazy, Inc and on October 23, 2015, the Company changed its name to Rocky Mountain High Brands, Inc.

RMHB has developed and is currently selling in the marketplace a lineup of five hemp-infused beverages, hemp-infused 2oz. energy shots, and hemp-infused relaxation brownies through its nationwide distributor network and online.  Effective June 30, 2016, the Company entered into a business alliance with Poafbybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma. The Company also plans to launch a hemp-infused Energy Bar, Protein Bar and Chia Crisp Bar.

On December 16, 2013 the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case Number 13-36434-bjh-11. In early 2013, the Company sought to acquire a barbeque company and sought to raise capital and entered into an agreement with Empire Capital LLC (“Empire”) to assist in the raising of capital for the acquisition. By late 2013, the acquisition had fallen through due to the inability to obtain the needed financing. Empire then sued the Company claiming it was owed approximately $200,000 for its services on behalf of the Company along with additional damages. The Company disputed the claims, and filed the Chapter 11 bankruptcy to restructure its current indebtedness and to provide a framework for moving forward. On May 22, 2014 the Company filed its Disclosure Statement and Plan of Reorganization, and on July 2, 2014 a hearing was held and the Plan of Reorganization was confirmed by written order of the Bankruptcy Court dated July 11, 2014.

In the Plan of Reorganization, the Company’s shareholders and controlling shareholder through the Series A Preferred Shares were not diluted, thus control of the Company remained the same as before, during and after the confirmed Plan of Reorganization. Therefore, “Fresh Start” Accounting described in ACS 852-10-45-19 did not apply to the Company.

As a result of the Confirmed Plan of Reorganization dated July 11, 2014, the following Reorganization Items were reported on the Statements of Operations for the year ended June 30, 2015:

Reorganization Items – Income (Expense):

Settlement of Disputed Claims:

Empire Capital Fees Resolved	$200,000
Cash Settlement with Empire Capital	($50,000)
Stock Settlement with Empire Capital	($22,800)
Net Settlement of Disputed Empire Capital Claims	$127,200

Settlement of Officers and Directors Claims:

Deferred Officer Compensation at June 30, 2014	$178,164
Stock Issued to Officers and Directors as Settlement	($156,502)
Net Settlement of Officer and Directors Claims	$21,662

NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on the best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable and perform ongoing credit evaluations of customers and maintain an allowance for potential bad debts if required.

It is determined whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate the collectability of receivables.

Inventories

Inventories, which consist only of the Company’s finished products held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

  Level 1 — quoted prices in active markets for identical assets or liabilities.
  Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.
  Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, July 1, 2014	$211,394
Issued during the year ended June 30, 2015	784,377
Change in fair value recognized in operations	(11,608,504)
Converted during the year	(1,100,218)

Balance, June 30, 2015	$11,504,057
Issued during the year ended June 30, 2016	3,887,618
Converted during the year ended June 30, 2016	($2,102,681)
Change in fair value recognized in operations	($11,071,250)
Balance, June 30, 2016	$2,217,774

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2016 and June 30, 2015:

	2016	2015
Estimated Dividends	None	None
Expected Volatility	45%	223% to 355%
Risk Free Interest Rate	.12%	.90% to .27%
Expected Term	1 to 5.5 years	.01 to 1 year

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the year ended June 30, 2015, the Company recorded impairment charges of $1,024,358 relating to goodwill recognized in the acquisition disclosed in Note 15 and recorded impairment of $166,000 related to investment disclosed in Note 6.

Share-based Payments

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock to consultants and employees for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.” Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for public company fiscal years beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $1,477,250 and an accumulated deficit of $16,878,382 as of June 30, 2016, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On September 9, 2016, the Company, its controlling shareholder, and an outside investor group executed a letter of intent granting the investor group the option to purchase 100% of the Company’s Series A Preferred Stock, which represents a controlling interest in the Company. The letter of intent includes a 30-day due diligence period. The acquisition is expected to close in early October 2016. The letter of intent requires that the investor provide the Company sufficient capital to move forward with its expansion plans.

NOTE 4 – Prepaid Expenses and Other Current Assets

As of June 30, 2016 and 2015, prepaid expenses and other current assets consist of the following:

	2016	2015
Prepaid officers compensation	$1,334,261	$988,026
Prepaid directors compensation	323,855	-
Prepaid marketing expenses	33,000	-
Other prepaid expenses and current assets	25,435	-
Total	$1,716,551	$988,026

NOTE 5 – Property and Equipment

As of June 30. 2016, Property and Equipment consisted of five vehicles with a recorded cost of $112,817 and computer-related equipment with a recorded cost of $1,513, less accumulated depreciation of $22,122. As of June 30, 2015, Property and Equipment consisted of one truck purchased in May 2015 at a value of $14,687. The depreciable life of these assets is 3 years.

NOTE 6 – Investments

On September 18, 2015, the Company, through a series of transactions acquired 5,000,000 shares of Dollar Shots Club, Inc. (“DSC”) in exchange for 2,000,000 shares of common stock. The shares of DSC are being carried on the accompanying balance sheet based on the value of the shares of stock given in exchange for the investment. The Company is accounting for the investment on the cost basis of accounting being that the shares represent approximately 5% of the total outstanding shares of DSC and the Company does not have any significant influence in DSC.

As of June 30, 2016, the Company concluded that the investment was impaired and recorded an impairment on this investment of $166,000.

NOTE 7 – Convertible Notes Payable

During 2011 and 2012, the Company entered into a series of convertible notes with six lenders aggregating $110,000. These were one-year terms notes at 12% interest and convertible to Common stock at a conversion price of $.05 per share. As a part of the Bankruptcy Reorganization Plan confirmed in July 2014, the accrued interest on these notes was forgiven and the notes became zero interest bearing notes. During the year ended June 30, 2016, $40,000 of these notes were converted into 24,000,000 shares of common stock. As of June 30, 2016 and 2015 the principal balance on these notes was $70,000 and $110,000, repectively.

In 2012, the Company entered into a $40,000 Convertible Note Payable with an individual. The notes matured one-year from the date of issuance, bears interest at 12% per annum and is convertible into shares of Common stock at $.001. In 2015, the lender sold and re-assigned $17,500 of this note. The new note holders converted the $17,500 of principal into 17,500,000 shares of Common stock. As of June 30, 2016 and 2015 the principal balance on these notes was $22,500.

.

On March 25, 2015, the Company entered into an amended and restated convertible promissory note with Roy Meadows, which amended two previously issued notes dated February 5, 2013 and July 17, 2014. According to the terms of the note, the Company may borrow up to an aggregate of $1,500,000. The note bears interest at 12% per annum, and the holder may demand repayment of any portion of the note after one year from the effective date of the note. The note is convertible in whole or in part at a conversion price per share equal to the lesser of $.001 per share, or at an 80% discount to the average of the five lowest bid prices during the thirty trading days prior to the date of the conversion notice. Mr. Meadows is limited in his conversions whereby he may not at any time own more than 9.99% of the Company’s outstanding common stock. Mr. Meadows may, at his option, file a UCC-1 financing statement against all assets of the Company and have a guarantee and security agreement with the principal controlling for majority shareholders of the Company. On November 16, 2015, the debtholder converted $1,107,606 of principal and accrued interest into 1,107,607 shares of Preferred C Shares of the Company. Each Series C Preferred Share can be converted to 50 Shares of Common Stock.

In connection with the conversion, and as an inducement for the debtholder to convert, the Company issued him warrants to purchase 41,454,851 shares of the Company’s common stock at an exercise price per share of the lesser of $.005 or an eighty percent discount to the average of the five lowest bid prices during the 30 trading days prior to the date of exercise. The warrant may be exercised, in whole or in part, beginning on the date which is the earlier of six months from the Company becoming a Reporting Company (as defined in the warrant) or one year from the date of issuance. The warrant is for a period of 3 years, and contains customary anti-dilution provisions. The Company recorded the fair value of the warrant as an inducement expense.

In October 2015, the Company entered into a $500,000 note payable at 12% simple interest for a one year period with Roy Meadows. The note is convertible upon maturity if not paid by the company prior thereto at $0.02 per share and a 25,000,000 share maximum. There is an option to renew with a fee of 10% principle and accrued interest.

During the years ended June 30, 2016 and 2015, Mr. Meadows advanced an aggregate of $500,000 and $1,015,744, respectively. During the year ended June 30, 2016, the holder converted $98,241 of principle into 98,240,710 shares of the Company’s common stock. At June 30, 2016 and 2015 the principal balance of the note was $500,00and $989,503 respectively. This note was exchanged for Series C Preferred Shares on November 16, 2015.

On October 5, 2014, the Company entered into a convertible notes with an individual for $12,500. The note matures on October 5, 2015, bears interest at 8% per annum and contains a conversion feature at a conversion price per share, which is 20% of the average bid price of Common stock over a trailing 10-day period. As of June 30, 2015 the principal balance on the note was $12,500.

On February 2, 2015, the Company entered into a convertible note with an individual for $165,000 (with a $5,000 original issue discount). The note matured on May 2, 2015, which was extended to August 2, 2015, bears interest at 12% per annum and is convertible in whole or in part at a conversion price per share equal to the lesser of $.001 per share, or at an 80% discount to the average of the five lowest bid prices during the thirty trading days prior to the date of the conversion notice. The holder is limited in his conversions whereby he may not at any time own more than 9.99% of the Company’s outstanding common stock. As of June 30, 2015, the principal balance on the note was $165,000, and was fully repaid with interest in August 2015. See Note 12 (B).

On March 20 and 23, 2015, the Company entered into separate Convertible notes with an individual and his wife for $25,000 each. The notes matures one-year from the date of issuance, bear interest at a rate of 7% per annum and contained a conversion feature at 50% of the average bid price for Common stock over a trailing 10-day period. The holders are limited in their conversions whereby they may not at any time own more than 4.9% of the Company’s outstanding common stock. The holder of the notes converted them to 2,160,105 shares of common stock on April 28, 2016.

On March 23, 2015, the Company entered into a convertible note with an individual for $12,500. The note mature one-year from the date of issuance, bears interest at a rate of 18% per annum is convertible into shares of the Company’s common stock at a conversion price of $.04 per share. As of June 30, 2015 the balance of the note was $12,500. The note was paid in full on March 22, 2016..

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded $0 and $400,380 of interest expense for the years ended June 30, 2016 and 2015, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes. The above notes are presented net of a discount of $0 and $53,013 at June 30, 2016 and 2015, respectively, on the accompanying balance sheet.

In addition to the note holder described above, on various dates during 2016 holders of convertible notes converted $179,220 of notes into 18,660,105 shares of common stock.

NOTE 8 – Related Party Transactions

On March 31, 2015 the Company acquired 100% of the ownership interests of Smarterita, LLC, a Texas Limited Liability Company from Vintage Specialists, LLC and Thomas Shuman, the former President and Chief Executive Officer of the Company. Smarterita, LLC owned certain inventory defined in the agreement and the trade name "Smarterita". Consideration for the acquisition was 3,000,000 restricted shares of the Company’s common stock to the owners of Vintage Specialists, LLC for 66% of Smarterita, LLC and$1,500 in cash to Thomas Shuman for his 34% of Smarterita, LLC. Prior to the series of transactions that effected the acquisition, Mr. Shuman owned 17% of Smarterita, LLC. He acquired an additional 17% from Michael Martin, who was issued 1,500,000 shares of the Company’s restricted common stock as consideration for delivery of the interests to Mr. Shuman and ultimately the Company. The acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible assets based upon their estimated fair values as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets assumed at the acquisition date.

Inventory	$ 39,142
Goodwill	$1,024,358
Total Consideration	$1,063,500

The Company initially considered entering into the markets served by Smarterita, LLC, but decided to refocus its efforts on other business opportunities. As of June 30, 2015, the full amount of goodwill acquired has been impaired. Smarterita, LLC did not have any revenues prior to the acquisition and minimal operating expenses.

As of June 30, 2016 the Company had related party convertible notes resulting from funding received from related parties to support the Company’s operations. The aggregate principle amount of the notes at June 30, 2016 was $298,332 and was reduced by an initial beneficial conversion feature-related discount of $277,602 remaining at June 30, 2016. All notes are convertible to the Company’s common stock at $.01 per share, accrue interest at 6%, and are not collateralized. The notes have various maturity dates ranging from February 17, 2017 to June 30, 2017. Interest recorded on these notes during 2016 was $21,967, including $20,730 related to the beneficial conversion feature.

The loan from shareholder balance of $11,000 as of June 30, 2015 was paid during 2016. The loan did not accrue interest.

NOTE 9 – Deferred Revenue

In June 2015, the Company entered into an exclusive manufacture and supply agreement with Rodney Peterson (an unrelated third party) or his designee, Rocky Mountain High Canada (RMHC) for distribution rights to Rocky Mountain High Canada, Inc. Under the agreement, RMHC was required to pay the Company $500,000 before June 30, 2015 and submit an additional $150,000 prior to a production run of 1,000,000 cans of product covered under the agreement. At this time the Company does not expect Rodney Peterson nor Rocky Mountain High Canada, Inc. to fulfill its contractual obligation. Rocky Mountain High Brands, Inc. has filed a breach of contract lawsuit with the objective of recovering outstanding obligations. The Company received $200,000 on July 29, 2015 and $300,000 on August 28, 2015, which has been recorded as deferred revenue in the accompanying balance sheet at June 30, 2016.

NOTE 10 – Shareholders’ Deficit

Common Stock:

On July 7, 2013, the Company amended its Article of Incorporation to raise its authorized shares of Common stock from 400,000,000 to 5,000,000,000 shares.

On August 1, 2014, the Company amended its Articles of Incorporation to reduce the number of authorized shares to 400,000,000.

On February 2, 2015, the Company amended its Articles of Incorporation to increase the number of authorized shares to 600,000,000.

During the year ended June 30, 2015, the Company issued the following shares of common stock:

As a part of the Plan of Reorganization executed by the Bankruptcy Court in Dallas County, Texas in July 2014, the Company issued 3,683,410 shares of common stock as settlements of certain liabilities of the Company.

In 2014, the Company acquired the issued and outstanding shares of Chill Texas, Inc. ("CTI"), for consideration of 5,000,000 shares of its common stock valued at $57,000, based on the stock price at the date of acquisition. The main reason for the acquisition was to facilitate the company in its research and development of hemp-infused drinks. Prior to the acquisition, CTI had no assets other than a nominal amount of inventory of samples of a hemp-infused drink, no liabilities, no employees and minimal, if any, operations. As a result, we considered the value of the transaction to be stock based expenses which amount was charged directly to earnings in the accompanying statement of operations.

In March 2015, the Company issued 4,500,000 shares of common stock to acquire the assets of Smarterita LLC, valued at $1,063,500 (See Note 11).

The Company entered into a five-year employment agreement with Thomas Shuman to provide services as President and Chief Executive Officer of the Company. As a part of that agreement, the Company issued Mr. Shuman 21,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock. The shares of common stock were valued at $214,200 and the warrants were valued at $265,925. The value has been recorded as a prepaid expense and is being amortized over the life of the employment agreement.

In 2015, the Company issued 18,275,000 shares of common stock to various individuals who performed services for the Company during the year. The services were recorded at the fair value of the shares of common stock at the measurement date that the shares were issued which aggregated $1,922,846.

Warrants of 18,500,000, issued to a note holder as a part of a convertible debt agreement, were exercised during 2015 on a cashless basis.

Various individuals purchased 11,223,330 shares of common stock during the year for gross proceeds of $244,316.

During the year ended June 30, 2015, note holders converted $115,741 of principal into 115,740,710 shares of common stock in accordance with the conversion terms of the notes.

During the year ended June 30, 2016, the Company issued 2,000,000 shares of common stock to acquire the assets of Dollar Shots Club valued at $166,000.

During the year ended June 30, 2016, the Company issued 5,107,143 shares of common stock in lieu of cash for services rendered to the Company valued at $254,066 based on the price of the Company’s common stock when it was issued for the services rendered.

During the year ended June 30, 2016, under the settlement terms with the Company’s former CEO and another employee of the Company, 11,000,000 shares of common stock were returned to the Company.

During the year ended June 30, 2016, note holders converted $175,720 of principal and interest, respectively, into 103,055,455 shares of common stock in accordance with the conversion terms of the notes.

During the year ended June 30, 2016, the Company issued 38,521,012 shares of common stock for cash proceeds of $1,282,406 to various non-related individuals.

Series A and B Preferred Stock:

On July 7, 2013, the Company amended its Articles of Incorporation to create Preferred A and Preferred B stock. The Company authorized 10,000,000 shares of Preferred A and 2,000,000 shares of Preferred B stock.

On August 1, 2014, the Company amended its Articles of Incorporation to reduce the Preferred A authorized shares from 10,000,000 to 1,000,000 shares. The same Amendment increased the Preferred B shares authorized from 2,000,000 to 9,000,000 shares authorized.

As of June 30, 2016 and 2015, the Company has outstanding 1,000,000 shares of Preferred A shares, which were previously issued to the Company’s chairman in connection with his employment agreement. The fair value of the shares was recorded as a prepaid expense and is being amortized over the life of the agreement.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to create a Series C Preferred shares, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share can be converted to 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Preferred C shares.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to create a Series D Preferred shares, which are non-voting, none-interest bearing convertible preferred stock of the Company. Each Series C preferred share can be converted to 100 shares of common stock. As of June 30, 2016, there are no Series D preferred shares outstanding.

Warrants

On January 4, 2016 and in connection with the employment terms of three (3) executive officers, the Company issued warrants in aggregate to purchase 20,000,000 shares of the Company’s common stock at an exercise price per share of $.001. The warrant may be exercised, in whole or in part, beginning on the date of issuance and becomes fully vested in six months. The warrants are for a period of 5 years, and contains customary anti-dilution provisions. These warrants were exercised in July 2016.

On February 28, 2016 and in connection with the commitment terms of two (2) Board of Directors, the Company issued warrants in aggregate to purchase 14,000,000 shares of the Company’s common stock at an exercise price per share of $.001. The warrants may be exercised, in whole or in part, beginning on the date of issuance and becomes fully vested in six months. The warrants are for a period of 5 years, and contains customary anti-dilution provisions. These warrants were exercised in July 2016.

On May 11, 2016, the Company issued a warrant to an individual in recognition of her efforts in expanding our distribution in both the Northeast section of the United States and in China. The warrant is for 5,000,000 shares of the Company’s common stock and is for a period of 5 years.

NOTE 11– Concentrations

During the year ended June 30, 2016, the Company’s two largest customers accounted for approximately 28% and 26% of sales, respectively. During the year ended June 30, 2015, the Company’s two largest customers accounted for approximately 27% and 26% of sales, respectively.

NOTE 12 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	2016	2015
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2016 and 2015 are as follows:

June 30 2016, and 2015

	2016	2015
Deferred Tax Assets
Net Operating Losses	$3,230,000	$2,040,000
Less: Valuation Allowance	$(3,230,000)	$(2,040,000)
Deferred Tax Assets - Net	0	0

As of June 30, 2016, the Company had approximately $9,500,000 of federal and state net operating loss carryovers ("NOLs"), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 13 – Legal Proceedings

193rd Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Rodney Peterson (Peterson) and Rocky Mountain High Canada, Inc. (RMHC), Case #DC-16-01416; Date Filed: February 4, 2016.

Parties entered into a written agreement for the manufacture and supply of products produced under the Rocky Mountain High Brands, Inc. brand. The terms of the agreement are RMHB would manufacture and supply one million cans of our product FOB Memphis, Tennessee to Peterson, upon receipt of $650,000 from Peterson to RMHB to pay for the manufacture of the cans. Peterson paid $500,000 toward the $650,000 manufacture. Peterson defaulted under the terms of the agreement by failing to pay the remaining $150,000. RMHB tendered default notice, but Peterson failed to cure the default. RMHB terminated the agreement in accordance with its terms. RMHB seeks declaratory judgment that it is entitled to its profits as damages in the amount in excess of $500,000.

44th Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Donna Rayburn (Rayburn), Case #DC-16-02131; Date Filed: February 23, 2016.

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29, 2015, RMHB paid to Rayburn $197,773.95, representing return of principal and interest earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,487.92. Rayburn has charged $137,261.87 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock. RMHB seeks a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged.  RMHB also seeks to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note.  The amount which RMHB seeks from Rayburn is in excess of $300,000. This case was non suited and will be filed as a counterclaim in the Rayburn suit pending in Seminole County, Florida.

On March 14, 2016, RMHB amended the Rayburn suit to add Meadows as a party Defendant.  RMHB has asserted usury claims in connection with $1,500,000 demand convertible note referenced below in the section pertaining to the Meadows Arbitration Claim. RMHB seeks unspecified monetary damages in connection with the Meadows Note, and further seeks cancellation of a warrant for 41,454,851 shares of common stock issued to Meadows in connection with the Meadows Note and cancellation of the Meadows Note.

Arbitration Claim of Roy J. Meadows (Meadows) Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016.

Meadows claims a breach of an exchange agreement dated November 3, 2015. RMHB has denied the breach. Meadows has invoked arbitration.

Eighteenth Judicial Circuit Court of Seminole County, Florida, Rocky Mountain High Brands, Inc. v. Roy Meadows, David Meadows et al, Case No. 2016-CA-000958-15-W.

The Company filed suit for an injunction against continuation of the Meadows Arbitration. A hearing on that injunction is being set. The Meadows Arbitration hearing currently has no date for commencement.. Shortly after the suspension of the Arbitration hearing, on April 20, 2016, false, malicious, and defamatory allegations were asserted by the Shareholder Alert inappropriately released by the Law Office of A.A. McClanahan, Meadow’s attorney.

The Company has filed in the Seminole Suit a Motion for Leave To Amend its current suit to add claims against Meadows for usury, cancellation of warrants and defamation as a result of the Shareholder Alert press release.

The Company is investigating facts surrounding Meadows and others and may amend its Florida lawsuit to seek more than $20 Million in damages and disgorgement of Meadows and Rayburn profits on questionable trading activities.

Douglas County District Court, Colorado, Case No. 2015CV030672, Totally Hemp Crazy, Inc. et al v. Cannalife USA, Ltd et al.

Suit filed by the Company and Jerry Grisaffi against Defendants for Defamation, Conspiracy, and Intentional Interference with Prospective Business Relations.

101st Judicial District Court of Dallas County, Texas, Case No DC-16-01220. Fanco Global Acquisitions, LLC v Rocky Mountain High Brands, Inc.

Suit filed against the Company for alleged finders’ fee commissions. The Company contests and opposes the claim.

NOTE 14 – Commitments

The Company has entered into employment agreement with the following officers:

In 2013, the Company entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, the Company agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to bonus obligations based on the profitability of the Company. The Company issued 1,000,000 shares of Preferred Series A stock to Mr. Grisaffi under the terms of the agreement.

In 2014, the Company entered into a five-year employment agreement with   David M. Seeberger, Vice President – Legal. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015.

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that are exercisable in July 2016.

On May 11, 2016, we executed a new lease for the existing space and 2,172 square feet of additional space at the same address for a three-year term beginning July 1, 2016 and terminating on June 30, 2019. Due to the landlord’s inability to make the additional space ready for us as of July 1, we were not able to commence the new lease until September 2016. The lease that was due to expire on June 30 was extended on a month-to-month basis until September. In connection with the new lease, we also purchased used office furniture from the landlord and financed this purchase with a note payable in the amount of $40,122 with an interest rate of 0% and monthly payments of $1,115.

NOTE 15 – Acquisition

On March 31, 2015, the Company acquired certain assets from Vintage Specialists, LLC. The purchased assets included certain inventory defined in the agreement and the trade name "Smarterita".  Consideration for the acquisition was 4,500,000 restricted shares of the Company’s common stock. The acquisition is being accounted for as a business combination in accordance with ASC 805 "Business Combinations".  The total purchase price for the acquisition was allocated to the net tangible assets based upon their estimated fair values as of March 31, 2015 as set forth below.  The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets assumed at the acquisition date.

Inventory	$39,142
Goodwill	$1,024,358
Total Consideration	$1,063,500

The Company initially had considered entering into the markets served by Smarterita Brands, but has decided to refocus its efforts on other business opportunities. As of June 30, 2015, the full amount of goodwill acquired has been impaired.

Vintage Specialist, LLC did not have any revenues prior to the acquisition and minimal operating expenses. Pro forma historical results have not been presented since they would not be material to the financial statements.

NOTE 16 – Subsequent Events

A.	Business Alliance with Poafbybitty Family LLC

In July 2016, the Company entered into a business alliance with Poafbybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma. The agreement calls for the Company to pay a royalty on each gallon of water collected at the spring. Production of filtered spring water filled bottles commenced in August 2016 and they are now available for sale.

In consideration for the 20 year lease for water and surface rights with a 10 year renewal option, the Company paid Poafbybitty Family, LLC cash payments of $22,500 and issued a warrant for 500,000 shares of the Company’s common stock exercisable at $.03 per share over a three year period from July 27, 2016.

The agreement grants the Company an exclusive right to develop land adjacent to the spring for commercial purposes as agreed to by both parties. Additionally, the Company has agreed to grow hemp for experimental or commercial purposes on the land within three years. As of June 30, 2016, the Company recorded approximately $10,137 of investment and other assets related to the agreement.

B.	Distribution Agreement with Water Event Pure Water Solution

In August 2016, the Company entered into a distribution agreement with Water Event Pure Solutions (“Water Event”) to distribute the Company’s hemp-infused beverages and water to 15,000 customers in four major metropolitan areas in Texas. Water Event also began bottling the Company’s Eagle Spirit Spring Water product in August 2016.

C.	Subsequent Common Stock Issuances

Between July 1, 2016 and September 28, 2016, the Company issued 41,800,000 shares of common stock in connection with the conversion of notes payable, 35,338,704 shares related to the exercise of officer and director warrants, and 7,969,316 shares for marketing, legal, and other professional services rendered.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2016.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective  as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of September 29, 2016, the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Michael Welch	62	President and Chief Executive Officer

Jens Mielke	50	Chief Financial Officer

David Seeberger	60	Vice President, Legal

Jerry Grisaffi	71	Founder/Secretary/Chairman of the Board of Directors

Charles Smith	59	Chief Operating Office, Director

Win Morrison	77	Director

The business background and certain other information about our directors and executive officers, as well our key employee, is set forth below:

MICHAEL WELCH – PRESIDENT AND CHIEF EXECUTIVE OFFICER

Principal Occupation: CPA

Employment History:

•	January 2016 to Present: CFO, Rocky Mountain High Brands, Inc.

•	February 2016 to Present: CEO, Rocky Mountain High Brands, Inc.

•	July 2014 to December 2015: Managing CFO Partner, Aventine Hill Partners

•	July 2011 to June 2013: Independent Management Consultant, MRW Consulting

•	February 2005 to May 2011: CFO & Founder, Stephan Pyles Concepts, Ltd.

Mr. Welch brings more than thirty years of executive and financial management experience to the Rocky Mountain High Brands team. Prior to joining RMHB, Mr. Welch served as CFO Managing Partner for Aventine Hill Partners, a professional services firm from July 2014 to December 2015. Mr. Welch served as Chief Financial Officer and Consultant for multiple small cap companies in Dallas, Texas from June 2011 to June 2014. Mr. Welch was the Chief Financial Officer and one of the founders of Stephan Pyles Concepts, a Dallas-based, privately-held restaurant holding company from February 2005 to May 2011.

In the late 90’s, Mr. Welch was part of the founders group of Resources Global Professionals (RGP), a publicly-traded, international consulting firm that was initially owned by Deloitte. Prior to his involvement with RGP, for more than ten years Mr. Welch was employed by Landmark Land Company, a publicly traded multi-state real estate developer and operator of golf and tennis resorts and hotels, commercial and residential real estate, life insurance, mortgage and savings and loans. His positions included Chief Operating Officer, Vice President of Management Systems, and Controller. Mr. Welch also served as Chief Financial Officer of Oak Tree Savings Bank, a subsidiary of Landmark Land Company and a statewide savings and loan based in New Orleans, LA.

Mr. Welch is an alumnus of the audit staff at Deloitte and joined the firm immediately after earning a Bachelor of Business Administration from the University of Oklahoma. Mr. Welch is a Louisiana CPA (inactive status) and has recently completed a term on a not-for-profit board. Mr. Welch currently serves on an Advisory Board for a privately held services company with which he directed a management-led buyout from the founder of the company.

Mr. Welch has been instrumental in building the financial frameworks necessary to form new companies, as well as raising the capital needed to open new businesses. He is highly experienced in establishing the necessary financial statements and disclosure statements to OTC Markets. He has a breadth of experience in creating business plans, private placement memorandums, as well as generating financial projections and investor presentations. He also has a wealth of experience in working with investment bankers, attorneys and accounting firms to improve the presentation and disclosure of client company's financial statements to public markets. Mr. Welch is also highly experienced in preparing financial models to project revenue and monthly/annual preform results of operations.

Due to his years of experience in building the financial structures of new companies, as well as his ability to develop high performing teams and lead them to successful outcomes, we believe that Mr. Welch is expertly and uniquely qualified to lead the financial strategy of RMHB.

JENS MIELKE – CHIEF FINANCIAL OFFICER

Principal Occupation: CPA

Employment History:

•	August 2016 to Present: CFO, Rocky Mountain High Brands, Inc.

•	August 2014 to August 2016: National Partner, Technical Accounting and CFO Partner, Aventine Hill Partners

•	February 2014 to August 2014: Independent Consultant

•	August 2013 to February 2014: CFO, HASCO Medical, Inc.

•	October 2010 to August 2013: Independent Consultant

•	August 2001 to October 2010: Partner, Deloitte

Mr. Mielke has over 27 years’ experience in accounting and finance leadership positions. Prior to joining RMHB, Mr. Mielke was National Partner, Technical Accounting for Aventine Hill Partners, a Texas-based professional services firm. He founded and led that firm’s Technical Accounting Group where he provided technical accounting and finance services to public and private clients. Prior to Aventine Hill, Mr. Mielke was Chief Financial Officer for a high-growth, publicly-traded retailer, but spent the majority of his career at Deloitte where he was audit partner in the firm’s Dallas office. He also previously served as senior financial analyst at PepsiCo’s corporate headquarters in Purchase, NY. His experience includes working with public and private companies in strategic management, accounting, financial reporting, Sarbanes-Oxley compliance, investor relations, initial and secondary public offerings, mergers, acquisitions and divestitures, process improvement and systems implementations.

Mr. Mielke received his Master and Bachelor of Business Administration degrees from Southern Methodist University. He has been a Certified Public Accountant in the State of Texas since 1991. He serves on the Board of Directors of the Dallas Chapter of Financial Executives International.

With his leadership background in financial strategy, management and compliance, Mr. Mielke is well-positioned to build on the foundation that Mr. Welch laid during his tenure as the Company’s CFO. This includes the continued focus on strengthening the Company’s financial position and operating results, providing investors with high-quality, timely information, enhancing the Company’s corporate governance platform, and teaming with senior management on opportunities to further grow the Company.

CHARLES SMITH - CHIEF OPERATING OFFICER, DIRECTOR

Principal Occupation: Real Estate Developer

Employment History:

•	December 1990 to Present: Consultant/Partner, Sawyers Mill Properties

•	December 2007 to December 2014: Managing Partner, San Carlos Associates

Charles (Chuck) Smith graduated with honors from University of Texas at Dallas with a Bachelor's Degree in Economics and Finance. He has been an active participant in real estate investment opportunities for almost 35 years.

Within the last five years, Mr. Smith has served in several key strategic roles entailing a wide-range of corporate governance. During the time period from 2007 to 2014, Mr. Smith served as a Managing Partner and Managing Member of San Carlos Associates, a multi-million-dollar investment entity located in Dallas, Texas. In addition, until the properties recently sold in 2011, Mr. Smith served as a former Managing Partner and Managing member to several investment partnerships in Midland and El Paso, Texas, with indicated values that exceed $30 million. These properties included Cornerstone Village and Villa De Madison. Similarly, Mr. Smith currently retains a partnership interest and maintains a consulting relationship at Sawyers Mill in Arlington, Texas – an entity that he has maintained a relationship with since the early 1990’s.

Due to his thirty-five years of sustaining consistent and effective strategic performance, Mr. Smith brings a high level of business acumen and practical experience to the executive team. During his professional career, he has maintained a consistent track record of successfully planning and executing large-scale multi-million-dollar projects. His strategically perceptive business insights, combined with his years of executive experience, consistently produce results that exceed stakeholder expectations. Mr. Smith’s personal abilities and years of experience serve to bring a high level of gravitas to the leadership team.

DAVID SEEBERGER - VICE PRESIDENT, LEGAL

Principal Occupation: Attorney

Employment History:

•	2005 to Present: Attorney, Law Offices of David M. Seeberger, Esq.

David Seeberger received his B.A. from Grinnell College in Grinnell, Iowa and earned his J.D. from the University of Toledo - College of Law in Toledo, Ohio. Mr. Seeberger is admitted to practice before the Supreme Court of Texas and the United States District Courts for the Northern and Eastern Districts of Texas. He has also practiced in other State and Federal Courts on a pro hoc basis. Mr. Seeberger is also admitted to practice before the Securities and Exchange Commission (SEC).

Mr. Seeberger’s legal experience spans in excess of twenty-five years of professional practice within the Dallas, Texas area. Mr. Seeberger has been privileged to associate with and has been a partner in various small law firms throughout his legal career – for the past decade, Mr. Seeberger has been in private practice, and maintains membership in the State Bar of Texas and the Dallas Bar Association.

Mr. Seeberger’s career has included all areas of corporate and small business - due diligence, corporate and business litigation as well as the areas associated therewith, including general legal counsel for corporate, real estate and commercial bankruptcy proceedings and corporate turnaround efforts. Mr. Seeberger is an AV Preeminent rated attorney resulting from the AV Preeminent-Peer Review Rating as conducted by Martindale-Hubbell. Mr. Seeberger has been engaged, contracted with, or employed by RMHB since 2012.

Mr. Seeberger’s top skills include commercial and business litigation, civil litigation, and trial practice. During his private practice in the last five years, Mr. Seeberger also provided general legal counsel to a number of small capitalization business entities (within various industries), many of which are publicly listed/traded companies within the OTC Markets.

Due to his extensive legal experience, his wide-range of business knowledge, his years of experience with publically traded companies, and the fact that his AV Preeminent rating is the highest possible rating from the legal industry standard as defined by Martindale-Hubbell, we believe that Mr. Seeberger’s skills, attributes, and experience well-qualify him to be a member of the executive team. His professional commitment to ethical standards, and his highly respected reputation, have both been amply represented throughout his legal career.

JERRY GRISAFFI – FOUNDER, SECRETARY and CHAIRMAN OF THE BOARD OF DIRECTORS

Principal Occupation: Business Entrepreneur

Employment History:

•	December 2003 to December 2008: President/CEO, The Tracking Company

•	December 2008 to April 2011: Retired

•	April 2011 to August 2011: Chairman of the Board, Precious Metals Exchange Corporation

•	August 2011 to November 2011: Chairman of the Board, Legends Food Corporation

•	November 2011 to July 2014, Chairman of the Board and Chief Executive Officer, Republic of Texas Brands

•	July 2014 to October 2014: Chairman of the Board, Totally Hemp Crazy, Inc.

•	October 2014 to present: Chairman of the Board, Rocky Mountain High Brands

Jerry Grisaffi is the Founder, Secretary/Treasurer and Chairman of the Board of Directors of Rocky Mountain High Brands Inc. Jerry has spent his career as an entrepreneur creating, founding, and operating various companies in Texas. Jerry is focused on raising the necessary capital to fund the growth of Rocky Mountain High Brands and promoting its sales both throughout the U.S and Internationally.

Mr. Grisaffi served as President and Chief Executive Officer of The Tracking Corporation from 2003 to 2008. The Tracking Corporation served as a supplier of GPS devices to several companies, including Jaguar Motor Cars. In 2010 Mr. Grisaffi acquired controlling interest of Precious Metals Exchange Corporation and became Chairman of the Board of Directors and recruited a Chief Executive Officer in April 2011. Realizing that the Company needed a new direction, Jerry changed the name to Legends Food Corporation and pursued food opportunities around Texas based products in the fall of 2011. In late 2011, the Company changed its name to Republic of Texas Brands. He pursued opportunities around Texas Barbeque and attempted to raise money to acquire Soulman’s BBQ in Texas. That acquisition did not come to completion, and then Mr. Grisaffi led the Company through a Chapter 11 Bankruptcy reorganization. After approval of the Plan of Reorganization, Mr. Grisaffi identified a new opportunity in terms of newly emerging trends in the consumer beverage market. At that point, he led the company into a new market direction with hemp-infused beverages.

As Chairman of the Board of Directors and CEO of Rocky Mountain High Brands, Mr. Grisaffi brings a high level of executive experience to the Company. He has a proven track record of excellence in providing visionary leadership and strategic planning for business startups. His years of successful and innovative entrepreneurial experience provide incredible insights in terms of developing and growing RMHB as a new business initiative. Due to his wide-range of business experience, and his personal qualifications as described above, Mr. Grisaffi is uniquely and highly qualified to lead the Company as the senior executive officer.

WINTON MORRISON - NON-OFFICER DIRECTOR

Principal Occupation: Real Estate Agent/Broker

Employment History:

•	1982 to Present: Owner/Principal Broker, Win Morrison Realty

Winton “Win” Morrison is Principal Broker and Owner of Win Morrison Realty. Mr. Morrison spent many years as an IBM executive, based in the former IBM Kingston facility. He operated his own retail business for a time (the Snowflake Ski Shop), and also worked as an antique dealer for most of his adult life. Mr. Morrison opened the Kingston office of Win Morrison Realty in 1982. Win Morrison Realty now has five offices to serve the region. Currently, the company is actively pursuing expansion into other locations within other parts of the region.

Due to his more than thirty-four years of experience in successfully serving the needs of his community, we believe that Mr. Morrison is uniquely qualified to serve on the Board of Directors for Rocky Mountain High Brands. In addition to his years of experience as an executive in a Fortune 500 company (IBM) - during his years of service to the residents of the Hudson Valley, Mr. Morrison has demonstrated quality of character as well as acute business acumen. Over the last three decades Mr. Morrison has consistently and amply demonstrated the personal characteristics necessary to envision, implement, and maintain a successful business endeavor that withstands the test of time.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

 Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time other than the Chapter 11 bankruptcy proceeding of the Company in 2013 - 2014; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On December 16, 2013 the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case Number 13-36434-bjh-11. In early 2013, the Company sought to acquire a barbeque company and sought to raise capital and entered into an agreement with Empire Capital LLC (“Empire”) to assist in the raising of capital for the acquisition. By late 2013, the acquisition had fallen through due to the inability to obtain the needed financing. Empire then sued the Company claiming it was owed approximately $200,000 for its services on behalf of the Company along with additional damages. The Company disputed the claims, and filed the Chapter 11 bankruptcy to restructure its current indebtedness and to provide a framework for moving forward. On May 22, 2014 the Company filed its Disclosure Statement and Plan of Reorganization, and on July 2, 2014 a hearing was held and the Plan of Reorganization was confirmed by written order of the Bankruptcy Court dated July 11, 2014.

The material terms of the Order Confirming Debtor’s Plan of Reorganization (the “Bankruptcy Order”) are contained within the Amended Plan of Reorganization (the “Plan”). The Plan was a consensual plan, in that a majority of all creditors in all classes and the equity holders voting voted to accept the Plan. The fundamental material terms of the Plan relate to the allowance or disallowance of claims and treatment of allowed claims and classes of claims, and then to the means for execution of the Plan.

The Plan created five classes of creditors. The Plan contained a separate and distinct obligation of the Company for each of the classes of creditors. The treatment of the Company’s obligation for each class was set forth in Article 5 of the Plan. The Class 1 Claimants consisted of allowed administrative claims, and were to be paid in full on the effective date of the Plan. The only Class 1 Claimant was the Debtor’s attorney, who was paid in full after Court approval of his fee application. Class 2 Claimants consisted of allowed non-insider general unsecured claims. Those Class 2 Claimants were to be paid in full on their claims by receiving 5% of their allowed claim on the effective date of the Plan, and the remainder in 60 equal monthly payments. The Class 3 Claimants consisted of allowed insider general unsecured claims. The Class 3 Claimants consisted of three claimants and their claims were resolved by the issuance of stock of the Debtor. Class 4 Claimants consisted of the allowed claims of the Empire Group, as defined in Class 4. The Class 4 Claimants consisted of four claimants and their claims were resolved by the settlement of pending bankruptcy and non-bankruptcy litigation and other matters with the Class 4 Claimants, which included the return of shares of Debtor’s stock to treasury by one claimant of that Class and the issuance of other shares and delivery of a payment of $50,000.00 to another claimant of that Class. Class 5 Claimants consisted of allowed equity interest holders, and those claimants retained their shares of stock in the Debtor.

The means for execution of the Plan are set forth in Article 6 of the Plan, which contains the matters to be addressed by the Company, primarily those dealing with the obligations to the classes of creditors.

The Order confirming the Plan of Reorganization is attached as an Exhibit.

Committees of the Board

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

We currently have not adopted a code of ethics for the Board or executives.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In 2013, the Company entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, we agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to a bonus of $30,000 annually, or a greater amount as approved by the Company's Board of Directors. We also issued 10,000,000 shares of Series A preferred stock, 1,000,000 shares of Series B preferred stock, and 1,500,000,000 shares of restricted common stock to Mr. Grisaffi under the terms of the agreement.

In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President – Legal. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015.

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016.

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Michael Welch
President and	2016	$68,540	—	—	$447,654	—	—	$10,000	$526,194
Chief Executive Officer (1)	2015	—	—	—	—	—	—	—	—

Jens Mielke
Chief Financial Officer (6)	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—

Charles Smith
Chief Operating Officer (2)	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—

Andrew Newsom
Former Vice President Strategy & Planning (3)	2016	—	—	—	$175,200	—	—	$10,800	$186,000
	2015	—	—	—	—	—	—	—	—

David Seeberger
Vice President, Legal (4)	2016	$38,473	—	—	$268,511	—	—	$62,915	$369,899
	2015	—	—	$33,200	—	—	—	$27,000	$60,200

Jerry Grisaffi
Founder, Secretary and	2016	$36,923	—	—	—	—	—	$22,500	$59,423
Chairman of the Board (5)	2015	—	—	—	—	—	—	$35,700	$35,700

Narrative Disclosure to the Summary Compensation Table

The Company paid its officers as 1099 Contractors during fiscal year 2015 and the first two quarters of 2015 due to the shortage of operating cash in the company during those time periods. All officers were converted to payroll during the third quarter of fiscal year 2016.

1.	Mr. Welch was employed as a 1099 contractor in December 2015 and received compensation of $10,000. Mr. Welch initially joined the Company as Chief Financial Officer on January 1, 2016 at a salary of $120,000 per year and also became President and Chief Executive Officer on March 1, 2016 and also served as Chief Financial Officer until August 22, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 were exercised on July 25, 2016 for 10,434,419 shares of common stock.

2.	Mr. Smith was not employed by the Company in 2015. Mr. Smith is an investor in the Company, sits on the Board of Directors and is Chief Operating Officer. He has agreed to forego a salary until the Company is fully-funded. Mr. Smith was awarded 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on February 28, 2016 for his service on the Board of Directors. His options were exercised on July 29, 2016 for 7,216,500 shares of common stock, which is included in the Director Compensation Table below.

3.	Mr. Newsom was employed by the Company as a 1099 contractor in fiscal year 2015 and earned $10,080 in fiscal year 2016. In addition, Mr. Newsom received 4,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 that were exercised on July 29, 2016 for 4,188,514 shares of common stock. Mr. Newsom ended his contract with the Company in April, 2016.

4.	Mr. Seeberger’s contract specifies that he receive compensation at the rate of $120,000 per year once the Company is fully-funded and Mr. Seeberger was awarded 2,000,000 shares of the Company’s common stock on August 21, 2014 valued at $33,200 at the time of issuance. Since the Company has not yet received fully-funded status, he was paid $27,000 in fiscal year 2015 as a 1099 contractor and $62,915 in fiscal year 2016. The Company added Mr. Seeberger to its payroll as of March 1, 2016 at a salary of $120,000 per year. In addition, Mr. Seeberger received 6,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 were exercised on July 29, 2016 for 6,282,771 shares of common stock

5.	Mr. Grisaffi’s employment contract calls for compensation at $125,000 per year which is the amount reflected in the table above. In fiscal year 2015, he received $35,700 in compensation and in fiscal year 2016, he received $59,423. The Company added Mr. Grisaffi to its payroll as of March 1, 2016 at a salary of $120,000 per year.

6.	Mr. Mielke joined the Company as Chief Financial Officer on August 22, 2016 at a salary of $120,000 per year.

Outstanding Equity Awards at June 30, 2016 Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

WARRANT AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Welch	10,434,419	-	-	$.001	1/4/21	-	-	-	-
Andrew Newsom	4,188,514	-	-	$.001	1/4/21	-	-	-	-
David Seeberger	6,282,771	-	-	$.001	1/4/21	2,000,000	$.1294	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors during the year ended June 30, 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Smith	-	-	$176,648	-	-	-	$176,648
Jerry Grisaffi	-	-	-	-	-	-	-
Winton Morrison	-	-	$176,648	-	-	-	$176,648

Narrative Disclosure to the Director Compensation Table

Both Charles Smith and Winton Morrison became Board Members in February 2016 and are not included in this table. As Board members, the Company agreed to issue each of them 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 and exercisable for a five year period after a one year holding period. Both Mr. Smith and Mr. Morrison exercised their warrants on July 29, 2016 in exchange for 7,216,500 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2016, the beneficial ownership of the Company’s capital stock by each executive officer and director, by each person known to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 623,097,784 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Common	Michael Welch Chief Executive Officer and Chief Financial Officer 10626 Cox Lane Dallas, TX 75229	12,834,419	(1)	2.06%
Common	Charles Smith Chief Operating Officer and Director 479 Medina Drive Highland Village, TX 75077	7,916,500	(1)	1.27%

Common	David Seeberger Vice President/Legal 1252 N. Selva Dallas, TX 75218	14,427,711	(1)	2.32%
Common	Jerry Grisaffi Founder/Secretary/Chairman of the Board 1115 Shores Blvd. Rockwall, TX 75087	108,012,788	(2)	17.33%
Common	Jens Mielke Chief Financial Officer 4403 Vandelia St. Dallas, TX 75219	34,286	(1)	0.01%
Common	Winton Morrison Director 277 Driftwood Rd., SE St. Petersburg, FL 33705	9,279,000	(1)	1.49%
Common	Total All Executive Officers and Directors – Fully Diluted Common Stock	152,504,704		24.79%
Common	Other 5% Shareholders
	None.
Series A Preferred	Jerry Grisaffi Founder/Secretary/Chairman of the Board, Director	1,000,000	(2)	100.00%
Series C Preferred	Roy J. Meadows	1,107,607	(3)	100.00%

(1) Represents common stock ownership for each officer and/or director plus warrants that were exercised in July 2016.

(2) Total for Jerry Grisaffi includes 8,012,788 shares of Common Stock, and 1,000,000 shares of Series A Preferred Stock, which are convertible to 100,000,000 shares of Common Stock. Mr. Grisaffi’s Series A Preferred Stock is entitled to cast 400,000,000 votes on all matters submitted to a vote of our shareholders. Mr. Grisaffi’s total voting power is thus 408,012,788 votes, or approximately 65% of the outstanding shares of Common Stock as of September 28, 2016

(3) The Company has filed legal proceedings against Roy Meadows and his daughter Donna Rayburn. See Legal Proceedings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there have been no transactions or presently proposed transactions since our incorporation to which we have been a participant in which: (1) the amount involved exceeded or will exceed the lesser of: (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and (2) any of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect:

1.	In 2013, we entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, we agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to bonus obligations based on the profitability of the company. We issued 1,000,000 shares of Preferred Series A stock to Mr. Grisaffi under the terms of the agreement.

2.	In 2014, we entered into a five-year employment agreement with Thomas Shuman, our former President. Under the agreement, we agreed to compensate Mr. Shuman at a rate of $120,000 per year and to bonus obligations based on the profitability of the company. We issued 21,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock, exercisable in June 2015 to Mr. Shuman under the terms of the agreement.

3.	On February 15, 2016, the Company terminated its employment agreement with Mr. Shuman. As a part of the settlement with Mr. Shuman, the Company agreed to pay him $30,000 over a three month period commencing on March 15, 2016. In turn, Mr. Shuman agreed to the cancellation of his warrants to purchase 20,000,000 shares of common stock and returned to the Company 10,000,000 shares of common stock.

4.	As of June 30, 2016 and 2015, the Company owed a shareholder Jerry Grisaffi the amounts of $11,000 and $11,000, respectively. This loan is non-interest bearing with no set terms of repayment. The Company plans to repay the loan as cash flow permits. As of June 30. 2015, the Company owed Jerry Grisaffi $11,000 on a shareholder loan that was non-interest bearing. During early fiscal year 2016, the note was repaid. Subsequent to the repayment, Mr. Grisaffi loaned the Company at total of $35,713 at various times during the latter part of the fiscal year. The Company has entered into a series of one year 6% convertible notes payable with Mr. Grisaffi as of the date of each loan.

5.	On March 31, 2015, the Company acquired 100% of the ownership interests of Smarterita, LLC, a Texas Limited Liability Company from Vintage Specialists, LLC and Thomas Shuman, the former President and Chief Executive Officer of the Company. Smarterita LLC owned certain inventory defined in the agreement and the trade name "Smarterita". Consideration for the acquisition was 3,000,000 restricted shares of the Company’s common stock to the owners of Vintage Specialists, LLC for 66% of Smarterita LLC and $1,500 in cash to Thomas Shuman for his 34% of Smarterita, LLC. Prior to the series of transactions that effected the acquisition, Mr. Shuman owned 17% of Smarterita, LLC. He acquired an additional 17% from Michael Martin, who was issued 1,500,000 shares of the Company’s restricted common stock as consideration for delivery of the interests to Mr. Shuman and ultimately the Company. The acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible assets based upon their estimated fair values as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets assumed at the acquisition date.

Inventory	$ 39,142
Goodwill	$1,024,358
Total Consideration	$1,063,500

The Company initially had considered entering into the markets served by Smarterita LLC, but has decided to refocus its efforts on other business opportunities. As of June 30, 2015, the full amount of goodwill acquired has been impaired. Vintage Specialist, LLC did not have any revenues prior to the acquisition and minimal operating expenses.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we have one independent director, Winton Morrison.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, Paritz & Company, P.A., in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2016	$30,000	$	$	$
June 30, 2015	$30,000	$	$	$

Audit fees represent the professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

2.1	Agreement to Purchase Limited Liability Interests in Smarterita, LLC with Thomas Shuman*

2.2	Agreement to Purchase Limited Liability Interests in Smarterita, LLC with Vintage Specialists, LLC*

2.3	Asset Purchase Agreement with Dollar Shots Club, LLC*

2.4	Asset Purchase Agreement with Dollar Shots Club, Inc. *

2.5	Confirmed Chapter 11 Plan of Reorganization*

2.6	Purchase Agreement with Walter Stock for Chill Texas, Inc.**

3.1	Articles of Incorporation, as Amended*

3.2	By-laws, as Amended*

10.1	Exchange Agreement with Roy Meadows dated November 9, 2015*

10.2	Convertible Promissory Note issued to Roy Meadows dated October 13, 2015*

10.3	Convertible Promissory Note issued to Donna Rayburn dated February 2, 2015*

10.4	Warrant issued to Roy Meadows dated October 30, 2015*

10.5	Warrant issued to Roy Meadows dated July 2, 2014*

10.6	Warrant issued to Donna Rayburn dated February 2, 2015*

10.7	Employment Agreement with Michael Welch*

10.8	Employment Agreement with Jerry Grisaffi*

10.9	Employment Agreement with David M. Seeberger*

10.10	Service Agreement for offices at 9101 LGJ Freeway, Suite 200, Dallas, TX*

10.11	Exclusive Distributorship Agreement with EpicGroup One, LLC*

10.12	Distributorship Agreement with M&S Up North Distributing (Colorado) *

10.13	Distributorship Agreement with M&S Up North Distributing (Iowa) *

10.14	Distributorship Agreement with M&S Up North Distributing (Wisconsin) *

10.15	Distributorship Agreement with North Texas Mountain Valley Water Corporation*

10.16	Distributorship Agreement with Dr. Pepper-Royal Crown Bottling Company*

10.17	Distributorship Agreement with Vega Bros. Sales and Distribution, LLC*

10.18	Product Consulting Agreement with MBA Beverage Group, Inc. *

10.19	Sales Brokerage Services Agreement with Function Brands, LLC*

10.20	Exclusive Manufacture and Supply Agreement with Rodney Peterson*

10.21	Engagement Letter with Carter, Terry, and Co. *

10.22	Statement of Work and Work Order with Upstart Food Brands*

10.23	Distribution Agreement with North Texas Mountain Valley Water Corporation***

10.24	Distribution Agreement with North Texas Mountain Valley Water Corporation***

10.25	Water Purchase Agreement ***

10.26	Operating and Management Agreement***

10.27	Membership Interest Purchase Agreement***

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

* Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016.

** Incorporated by reference to Amended Registration Statement on Form 10 filed August 3, 2016.

***  Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016.

# Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rock Mountain High Brands, Inc.

By: /s/ Michael Welch
Michael Welch
President and Chief Executive Officer
October 4, , 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Michael Welch
Michael Welch
President and Chief Executive Officer
October 4, 2016

By: /s/ Jens Mielke
Jens Mielke
Chief Financial Officer and Principal Accounting

Officer
October 4, 2016

By: /s/ Jerry Grisaffi

Jerry Grisaffi, Chairman of the Board and Director
October 4, 2016

By: /s/ Charles Smith

Charles Smith, Chief Operating Officer and Director
October 4, 2016

