Form 10-Q
period 2016-09-30
Rocky Mountain High Brands, Inc.
filed 2016-11-16
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

Commission File Number: 000-55609

Rocky Mountain High Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0895673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9101 LBJ Freeway, Suite 200, Dallas, TX 75243
(Address of principal executive offices)

(800)-260-9062
(Registrant’s telephone number)

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 644,137,376 common shares as of November 14, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	June 30, 2016
CURRENT ASSETS

Cash	$—	$102,255
Accounts Receivable, net of allowance of $60,163 and $60,163	264,880	20,377
Inventory	259,630	290,368
Prepaid Expenses and Other Current Assets	1,632,011	1,716,551
TOTAL CURRENT ASSETS	2,156,521	2,129,551

Property and Equipment, net	82,184	92,208
Investment in Rocky Mountain High Water Company	49,911	10,137
Other Assets	41,523	23,093

TOTAL ASSETS	$2,330,139	$2,254,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$643,348	$337,866
Related Party Convertible Notes Payable, net of debt discount	103,352	20,730
Convertible Notes Payable, net of debt discount	677,923	597,500
Note Payable-Other	35,960	—
Accrued Interest	180,514	58,399
Deferred Revenue	500,000	500,000
Derivative Liability	1,928,949	2,217,744
TOTAL CURRENT LIABILITIES	4,070,046	3,732,239

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 9,000,000 shares authorized; no shares issued and outstanding
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized; 1,107,607 shares outstanding as of as of September 30, 2016 and June 30, 2016	1,107	1,107
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized; no shares issued and outstanding
Common Stock - Par Value of $.001 800,000,000 shares authorized; 623,097,784 shares issued and outstanding as of September 30, 2016; 537,989,764 shares issued and outstanding as of June 30, 2016	623,098	537,990
Additional Paid In Capital	15,243,547	14,861,035
Accumulated Deficit	(17,608,659)	(16,878,382)
TOTAL SHAREHOLDERS' DEFICIT	(1,739,907)	(1,477,250)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,330,139	$2,254,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015

Sales	$295,587	$269,083

Cost of Sales	90,020	138,248

Gross Profit	205,567	130,835

Operating Expenses
General and Administrative	864,549	357,590
Advertising and Marketing	317,540	197,821
Total Operating Expenses	1,182,089	555,411

Loss from Operations	(976,522)	(424,576)

Other (Income)/Expenses:
Interest Expense	234,519	46,377
Gain on change in fair value of derivative liability	(480,764)	(6,762,825)
Total Other (Income) Expenses:	(246,245)	(6,716,448)

Income (Loss) Before Income Tax Provision	(730,277)	6,291,872

Income Tax Provision	—	—

Net Income (Loss)	$(730,277)	$6,291,872

Net Income Loss per Common Share - Basic and Diluted	$0.00	$0.02

Weighted Average Shares Outstanding	594,531,676	408,110,502

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

 Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Operating Activites:
Net Income (Loss)	$(730,277)	$6,291,871
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49,704	—
Warrants issued for services rendered	191,969	—
Non-cash interest expense	233,826	3,081
Gain on change in fair value of derivative liability	(480,764)	(6,762,825)
Depreciation expense	11,659	—
Changes in operating assets and liabilities:
Accounts Receivable	(244,503)	70,086
Inventory	30,738	(347,840)
Prepaid expenses	84,540	29,209
Other assets	(18,430)	9,882
Accounts Payable	305,482	45,334
Deferred Revenue	—	470,048
NET CASH USED IN OPERATING ACTIVITIES	(566,056)	(191,154)

Investing Activites:
Investment in Rocky Mountain High Water Company	(39,774)	—
Acquisition of property and equipment	(36,635)	(30,719)
Disposal of property and equipment	35,000	—
NET CASH USED IN INVESTING ACTIVITIES	(41,409)	(30,719)

Financing Activities:
Proceeds from issuance of convertible notes	220,000	—
Repayment of convertible notes	—	(160,000)
Proceeds from issuance of related party convertible notes	35,000	20,000
Repayment of related party notes		(11,000)
Proceeds from issuance of note payable Other	35,960	—
Proceeds from issuance of common stock	214,250	318,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	505,210	167,750

INCREASE IN CASH	(102,255)	(54,123)

CASH - BEGINNING OF PERIOD	102,255	95,726

CASH - END OF PERIOD	$—	$41,603

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$41,800	$11,000
Common stock issued for acquisition	$—	$2,000
Beneficial conversion feature recognized as debt discount	$128,500	$53,014

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2016 and 2015

NOTE 1 – General

Rocky Mountain High Brands, Inc. (“RMHB” or the “Company”) was incorporated under the laws of the State of Nevada. On July 17, 2014, the Company changed its name from Republic of Texas Brands Incorporated to Totally Hemp Crazy, Inc. and on October 23, 2015, the Company changed its name to Rocky Mountain High Brands, Inc.

On June 30, 2016 the Company entered into a business alliance with Poafpybitty Family, LLC and formed Rocky Mountain High Water Company LLC (“RMHW”). The Company has a non-controlling interest in RMHW and accounts for its investment in RMHW on the equity method. In connection with this business alliance, the Company formed Eagle Spirit Land & Water Company (“ESLW”) effective June 30, 2016. ESLW is a wholly-owned consolidated subsidiary of the Company.

RMHB has developed and is currently selling in the marketplace a lineup of five hemp-infused beverages, hemp-infused 2oz. energy shots, and hemp-infused relaxation brownies through its nationwide distributor network and online.  Effective June 30, 2016, the Company entered into a business alliance with Poafpybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma. The Company also plans to launch a hemp-infused Energy Bar, Protein Bar and Chia Crisp Bar.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended June 30, 2016 filed with the SEC on October 4, 2016.

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

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

As of September 30, 2016 and June 30, 2016, the Company recorded an allowance for doubtful accounts of $60,163 and $60,163, respectively.

Inventory

Inventory, which consists of the Company’s raw materials, packaging, and finished products held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventory is written down to the net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the three months ended September 30, 2016	$191,969
Change in fair value recognized in operations	($480,764)
Balance, September 30, 2016	$1,928,949

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2016:

Estimated Dividends	None
Expected Volatility	2.0%
Risk Free Interest Rate	.59%
Expected Term	.1 to 1.0 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  No impairment charges were recorded during the three months ended September 30, 2016 and 2015.

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

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated shareholders’ deficit.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $1,739,907 and an accumulated deficit of $17,608,659 as of September 30, 2016, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On September 9, 2016, the Company, its controlling shareholder, and an outside investor group executed a letter of intent granting the investor group the option to purchase 100% of the Company’s Series A Preferred Stock, which represents a controlling interest in the Company. The agreement between the parties requires that the investors provide the Company sufficient capital to move forward with its expansion plans. The acquisition is expected to close on or before December 31, 2016.

NOTE 4 – Inventory

As of September 30, 2016 and June 30, 2016, inventory consisted of the following:

	September 30, 2016	June 30, 2016
Finished inventory	$204,125	$290,368
Raw materials and packaging	55,505	-
Total	$259,630	$290,368

NOTE 5 – Prepaid Expenses and Other Current Assets

As of September 30, 2016 and June 30, 2016, prepaid expenses and other current assets were as follows:

	September 30, 2016	June 30, 2016
Prepaid officers compensation	$1,301,778	$1,334,261
Prepaid directors compensation	294,414	323,855
Prepaid marketing expenses	30,250	33,000
Other prepaid expenses and current assets	5,569	25,435
Total	$1,632,011	$1,716,551

NOTE 6 – Property and Equipment

As of September 30, 2016 and June 30, 2016, property and equipment were as follows:

	September 30, 2016	June 30, 2016
Vehicles	$69,068	$112,817
Furniture and equipment	36,977	343
Personal computers	1,170	1,170
Less: accumulated depreciation	25,031	22,122
Total	$82,184	$92,208

NOTE 7 – Investments

Dollar Shots Club

On September 18, 2015, the Company, through a series of transactions acquired 5,000,000 shares of Dollar Shots Club, Inc. (“DSC”) in exchange for 2,000,000 shares of common stock. The shares of DSC are being carried on the accompanying balance sheet based on the shares of stock given in exchange for the investment. The Company is accounting for the investment on the cost basis of accounting being that the shares represent approximately 5% of the total outstanding shares of DSC and the Company does not have any significant influence in DSC. The investment in DSC was fully impaired as of June 30, 2016.

Rocky Mountain High Water Company LLC

In July 2016, the Company entered into a business alliance with Poafpybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma. The agreement calls for the Company to pay a royalty on each gallon of water collected at the spring. Production of filtered spring water filled bottles commenced in August 2016 and sales began in October 2016.

In consideration for the 20-year water and surface rights, and a related 10-year renewal option, the Company paid Poafpybitty Family, LLC cash payments of $22,500 and issued a warrant for 500,000 shares of the Company’s common stock exercisable at $.03 per share over a three-year period beginning July 27, 2016.

The agreement grants the Company an exclusive right to develop land adjacent to the spring for commercial purposes as agreed to by both parties. Additionally, the Company has agreed to grow hemp for experimental or commercial purposes on the land within three years.

NOTE 8 – Convertible Notes Payable

As of September 30, 2016 and June 30, 2016, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	September 30, 2016	June 30, 2016
Convertible notes payable	6% - 12%	0 - 1 year	$758,600	$597,500
Discount			(80,677)	—
Total			$677,923	$597,500

For the three months ended September 30, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $29,089 and $46,377, respectively.

NOTE 9 – Related Party Convertible Notes Payable

As of September 30, 2016 and June 30, 2016, the Company’s related party convertible notes payable were as follows:

	Interest Rates	Term	September 30, 2016	June 30, 2016
Related party convertible notes payable	6% - 12%	0 - 1 year	$333,332	$298,332
Discount			(229,980)	(277,602)
Total			$103,352	$20,730

For the three months ended September 30, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $82,934 and $0, respectively.

NOTE 10 – Note Payable-Other

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years.

NOTE 11 – Shareholders’ Deficit

Common Stock

During the three months ended September 30, 2016 the Company issued 85,108,020 shares of common stock, including 41,800,000 for convertible notes payable conversions, 35,338,704 for warrant exercises, 6,969,316 for services rendered and 1,000,000 for compensation. In the three months ended September 30, 2015 the Company issued 19,500,000 shares of common stock for convertible notes payable conversions, the acquisition of Dollar Shots Club, cash purchases, and services rendered.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to create a Series C Preferred shares, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share can be converted to 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Preferred C shares. As of September 30, 2016 there were 1,107,607 shares of Series C Preferred shares outstanding. There were none outstanding on September 30, 2015.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to create the Series D Preferred stock class, a non-voting, non-interest bearing convertible preferred stock. Each Series C preferred share is convertible to 100 shares of common stock. As of September 30, 2016, there are no Series D preferred shares outstanding.

Warrants

During the three months ended September 30, 2016 the Company granted 5,850,000 common stock warrants and 35,338,704 were exercised. In the three months ended September 30, 2015 there were no common stock warrants granted or exercised.

NOTE 12– Concentrations

During the three months ended September 30, 2016, the Company’s two largest customers accounted for approximately 81% and 3% of sales, respectively. During the three months ended September 30, 2015, the Company’s two largest customers accounted for approximately 37% and 21% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30 and June 30, 2016 are as follows:

	September 30, 2016	June 30, 2016
Deferred Tax Assets
Net Operating Losses	$3,400,000	$3,200,000
Less: Valuation Allowance	$(3,400,000)	$(3,200,000)
Deferred Tax Assets - Net	-	-

As of September 30, 2016, the Company had approximately $8,500,000 of federal and state net operating loss carryovers ("NOLs"), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 14 – Commitments

Office Lease

The Company has a three-year lease for corporate office space. The lease commenced on September 1, 2016 with monthly payments of $7,715 in year one, $7,972 in year two and $8,229 in year three. The lease is being accounted for on a straight-line basis over its term.

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

NOTE 15 – Subsequent Events

On November 12, 2016 the Company executed a First Amended Operating and Management Agreement with the Poafpybitty Family LLC. The amended agreement establishes a majority equity ownership in Rocky Mountain High Water Company LLC (“RMHW”) by the Poafpybitty Family and provides the Company with a voting majority on all operational matters. The accounts of RMHW will be consolidated with RMHB beginning November 12, 2016.

Between October 1, 2016 and November 14, 2016 the Company issued 21,039,592 shares of common stock.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operation

Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation.  RMHB currently operates through its parent company, three wholly-owned subsidiaries and an unconsolidated subsidiary:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Eagle Spirit Land & Water Company (Subsidiary)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

•	Rocky Mountain High Water Company, LLC (unconsolidated Subsidiary)

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

The Company has also run its first production run of both Energy Shots and Relaxation Brownies. In addition, in August, the Company bottled its first high alkaline spring water, Eagle Spirit Spring Water.

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

•	Blues City Brewery, LLC (“Blues City”) in Memphis, Tennessee, a subsidiary of City Brewing Company, LLC, manufactures and bottles our products. Blues City is an FDA registered facility that is audited annually to ensure compliance with FDA GMP (Good Manufacturing Practices) for food safety. MBA Beverage schedules beverage production with Blues City. The Company does not contract with Blues City directly. A copy of the MBA Beverage contract is included as an exhibit to this filing.

•	Sovereign Flavors of Santa Ana, California collaborates with the Company for product formulation under an oral agreement. The Company owns the propriety formulas to our products.

•	Upstart Foods Marketing of St. Louis, Missouri and Advertising Arts of Brookfield, Wisconsin provide the packaging design. Once any packing design (label) is approved, Ball Metal Beverage Container Corporation or Rexam Beverage Can Company manufactures the cans. Upon completion, the cans are shipped to Blues City. Payments are made in advance to MBA Beverage. MBA Beverage, in turn, makes payments in advance at both manufacturing plants. There are no written contracts, other than with MBA Beverage and Upstart Food Marketing

•	Upon completion of the production, the Company stores finished product at Blues City, awaiting sale to our distributor network.

•	Product is sold to distributors under a variety of terms from cash upfront to credit terms. Additionally, the Company sells through various online outlets.

New Product Pipeline

•	Cannabinoid “CBD” infused beverages (subject to compliance with state and federal laws and regulations)

•	Hemp Infused Energy Shots

•	Hemp Infused Beverages - expand flavor offers and beverage line

•	Hemp Protein Bars

•	Hemp Chia Seed Bars

•	Hemp Infused Natural Spring Water

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

Hemp-infused Energy Shots

Hemp-infused energy shots have been developed and are ready to bottle. Energy shots are a unique form of energy drink. Usually, they are sold in 2-oz containers, whereas most energy drinks are sold in larger cans or bottles. Energy shots can be considered concentrated forms of energy drinks. The leading energy shot brand in the United States is 5-Hour Energy, based on sales of about $1.05 billion in 2015. The Company completed its first production run of mango and mixed berry energy shots during the three months ended September 30, 2016 and began sales of the shots in October 2017.

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

The Company is targeting the fourth quarter of fiscal year 2017 to market them.

Hemp-infused Natural Spring Water

Adding hemp-infused natural spring water to our beverage line is in pre-development stage. The Company plans to bottle the water, market and sell it later in fiscal year 2017. Revenue generation should commence in the same quarter.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Financial Summary

The Company’s sales for the three months ended September 30, 2016 were $295,587 compared to $269,083 for the three months ended September 30, 2015. The sales increase was driven by increased distributor sales in 2016.

The Company’s net loss for the three months ended September 30, 2016 was $730,277 compared to net income of $6,291,872 for the three months ended September 30, 2015.

Sales

For the three months ended September 30, 2016 sales were $295,587 compared to $269,083 for the three months ended September 30, 2015, an increase of $26,504 or 10%. The sales increase was driven by increased distributor sales in 2016 as a result of the addition of distributors in 2016. In both periods, sales consisted of approximately 95% distributor sales and 5% online sales.

Cost of Sales

For the three months ended September 30, 2016, cost of sales was $90,020 or 31% of sales, compared to $138,248 or 51% of sales for the three months ended September 30, 2015, a decrease of $48,228 or 35%. Cost of sales decreased as a percentage of sales in 2016 as a result of cost settlements related to the Company’s hemp drink production run.

Operating Expenses

For the three months ended September 30, 2016, operating expenses were $1,182,089 or 400% of sales, compared to $555,411 or 206% of sales for the three months ended September 30, 2015. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended September 30, 2016, general and administrative expenses were $864,549 or 293% of sales, compared to $357,590 or 133% of sales for the three months ended September 30, 2015. The increase in general and administrative expenses in 2016 was driven by an increase in officer and employee compensation, rent and storage expenses, and expenses related to the start up of the Eagle Spirit Water brand.

Advertising and Marketing

For the three months ended September 30, 2016, advertising and marketing expenses were $317,540 or 107% of sales, compared to $197,821 or 74% of sales for the three months ended September 30, 2015. The increase in advertising and marketing expenses in 2016 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the start up of the Eagle Spirit water brand.

Other (Income) Expense

Interest Expense

For the three months ended September 30, 2016, interest expense was $234,519, compared to $46,377 for the three months ended September 30, 2015. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to the increase in debt during fiscal year 2016 and the three months ended September 30, 2016.

Gain on the Change in Fair Value of Derivative Liability

For the three months ended September 30, 2016, the Company recorded a gain on the change in fair value of derivative liability of $480,794, compared to a gain of $6,762,825 for the three months ended September 30, 2015. The gain in 2015 resulted from a decrease in the price of the underlying stock price used in the derivative calculation at fair value. In 2016 the gain resulted from the decrease in the Company’s stock price coupled with stock price used in the decrease in the outstanding warrants during the three months ended September 30, 2016. In both periods, the decrease in the related liability resulted in a gain.

Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets in the amount of $2,156,521, consisting of accounts receivable of $264,880, inventory in the amount of $259,360, and prepaid expenses and other current assets of $1,632,011. As of September 30, 2016, we had current liabilities in the amount of $4,070,046. These consisted of accounts payable and accrued liabilities in the amount of $643,348, related party convertible notes of $103,352, convertible notes of $677,923, other debt of $35,960, accrued interest of $180,514, deferred revenue of $500,000, and a derivative liability of $1,928,949.

Cash flows from operating activities

Net cash used in operating activities during the three months ended September 30, 2016 was $556,056 compared to $191,154 during the three months ended September 30, 2015. The change was principally driven by the net loss in 2016 as compared to income in 2015 and the increase in accounts receivable during 2016. This was partially offset by the expenditures related to a hemp drink production run in 2015 with no corresponding production run in 2016. Other significant changes in cash from operating activities in the three months ended September 30, 2016 were an increase in accounts payable in 2016 of $305,482 compared to an increase of $45,334 in 2015, and the increase of deferred revenue in 2015 with no corresponding change in 2016. Non-cash gain on change in fair value of derivative liability decreased from $6,762,825 in 2015 to $480,764 in 2016

Cash flows from investing activities

Net cash used in investing activities during the three months ended September 30, 2016 was $41,409 compared to $30,719 during the three months ended September 30, 2015. The change was primarily due to the Company’s investment in Rocky Mountain High Water Company and furniture and equipment, partially offset by the disposal of vehicles in 2016.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended September 30, 2016 was $505,210 compared to $167,750 during the three months ended September 30, 2015. In 2016, proceeds of $220,000 were from the issuance of convertible notes payable compared to $0 in 2015. The Company also issued $35,000 in related party convertible notes payable and a $35,960 note payable for the acquisition of furniture and equipment in the three months ended September 30, 2016 compared to $0 in 2015. In 2016 there were proceeds of $214,450 from the issuance of stock compared to $318,750 in 2015.

Outstanding Material Indebtedness

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

During 2011 and 2012, the Company entered into a series of convertible notes with six lenders aggregating $110,000. These were one-year terms notes at 12% interest and convertible to Common Stock at a conversion price of $.05 per share. As a part of the Bankruptcy Reorganization Plan confirmed in July 2014, the accrued interest on these notes was forgiven and the notes became zero interest bearing notes. During the three months ended September 30, 2016, $36,400 of these notes were converted into 16,800,000 shares of common stock. As of September 30, 2016, the principal balance on these notes was $33,600.

In 2012, the Company entered into a $40,000 Convertible Note Payable with an individual. The notes matured one-year from the date of issuance, bear interest at 12% per annum, and is convertible into shares of Common Stock at $.001. In 2015, the lender sold and re-assigned $17,500 of this note. The new note holders converted the $17,500 of principal into 17,500,000 shares of Common Stock. During the three months ended September 30, 2016, the holder converted the remaining principal balance of $22,500 to 25,000,000 shares of common stock.

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

The Company has determined that the conversion feature embedded in the notes referred to above, that contain a potential variable conversion amount, constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The discounts related to the above notes were completely amortized as of June 30 and September 30, 2016. on the accompanying balance sheet.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies currently fit this definition:

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the three months ended September 30, 2016	$191,969
Change in fair value recognized in operations	($480,764)
Balance, September 30, 2016	$1,928,949

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2016:

Estimated Dividends	None
Expected Volatility	2.0%
Risk Free Interest Rate	.59%
Expected Term	.1 to 1.0 years

 Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  No impairment charges were recorded during the three months ended September 30, 2016 and 2015.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to our Annual Report on Form 10-K filed October 4, 2016 for information regarding our pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Following equity securities were issued between July 1, 2016 and November 14, 2016:

Date	Name	Shares Issued	Issue Price	Description	Exemption
10/5/2016	Stephen Harris	75,000	0.0295	Services Rendered	Section 4(2)
10/5/2016	Stacy Thornburg	75,000	0.0295	Services Rendered	Section 4(2)
10/5/2016	Alex Gerst	10,169	0.0295	Services Rendered	Section 4(2)
10/5/2016	Chet-5 Broadcasting (Richard Fusco)	300,000	0.0295	Services Rendered	Section 4(2)
10/5/2016	Jens Mielke	23,468	0.0295	Services Rendered	Section 4(2)
10/5/2016	Richard Schuttenhelm	57,203	0.0295	Services Rendered	Section 4(2)
10/6/2016	Yael Moyal	6,000,000	0.0200	Shares Sold	Rule 506
10/6/2016	Eyal Barocas	500,000	0.0200	Shares Sold	Rule 506
10/8/2016	Universal Consulting	10,000,000	0.0200	Notes Payable Conversion	Rule 506
10/18/2016	Allred, Wilcox & Hartley PLLC	1,480,572	0.0358	Services Rendered	Section 4(2)
10/28/2016	John Hess	500,000	0.0548	Services Rendered	Section 4(2)
10/28/2016	Paula Taylor	200,000	0.0010	Services Rendered	Section 4(2)
11/2/2016	Shahpour Javidzad	582,180	0.0330	Services Rendered	Section 4(2)
11/2/2016	Payam Ebrahimian	618,000	0.0330	Services Rendered	Section 4(2)
11/2/2016	Jeff Javidzad	618,000	0.0330	Services Rendered	Section 4(2)

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date:	November 15, 2016

By: /s/ Michael Welch Michael Welch Title: Chief Executive Officer and Director

Date:	November 15, 2016

By: /s/ Jens Mielke Jens Mielke Title: Chief Financial Officer

