Form 10-Q
period 2016-12-31
Rocky Mountain High Brands, Inc.
filed 2017-02-14
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

[ ]       Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to _______

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

[ ] Large accelerated filer [ ] Accelerated filer

[ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 747,580,314 common shares as of February 13, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

PART 1- FINANCIAL STATEMENTS

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1 Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016 (unaudited);

F-2 Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 (unaudited); for the six months ended December 31, 2016 and 2015 (unaudited);

F-3 Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 (unaudited);

F-4 Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2016	June 30, 2016
CURRENT ASSETS

Cash	$155,061	$102,255
Accounts Receivable, net of allowance of $60,163 and $60,163	262,429	20,377
Inventory	218,271	290,368
Prepaid Expenses and Other Current Assets	1,551,623	1,716,551
TOTAL CURRENT ASSETS	2,187,384	2,129,551

Property and Equipment, net	66,931	92,208
Other Assets	76,435	33,230

TOTAL ASSETS	$2,330,750	$2,254,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$655,859	$337,866
Related Party Convertible Notes Payable, net of debt discount	95,483	20,730
Convertible Notes Payable, net of debt discount	731,434	597,500
Note Payable-Other	31,767	—
Accrued Interest	236,327	58,399
Deferred Revenue	—	500,000
Derivative Liability	2,639,826	2,217,744
TOTAL CURRENT LIABILITIES	4,390,696	3,732,239

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 9,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized; 1,107,607 shares issued and outstanding as of September 30, 2016 and June 30, 2016	1,107	1,107
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock - Par Value of $.001 800,000,000 shares authorized; 735,080,314 shares issued and outstanding as of December 31, 2016; 537,989,764 shares issued and outstanding as of June 30, 2016	735,080	537,990
Additional Paid In Capital	17,221,942	14,861,035
Accumulated Deficit	(20,019,075)	(16,878,382)
TOTAL SHAREHOLDERS' DEFICIT	(2,059,946)	(1,477,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,330,750	$2,254,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Sales	$24,751	$313,116	$320,338	$589,687

Cost of Sales	8,619	171,937	98,639	317,213
Inventory Obsolescence	28,837	—	28,837	—

Gross Profit (Loss)	(12,705)	141,179	192,862	272,474

Operating Expenses
General and Administrative	988,540	408,566	1,853,089	780,229
Advertising and Marketing	431,520	118,288	749,059	325,368
Total Operating Expenses	1,420,060	526,854	2,602,148	1,105,597

Loss from Operations	(1,432,765)	(385,675)	(2,409,286)	(833,123)

Other (Income)/Expenses:
Interest Expense	164,129	34,025	398,648	120,402
Gain on extinguishment of debt	—	(622,342)	—	(622,342)
(Gain) Loss on change in fair value of derivative liability	813,522	(2,133,647)	332,759	(8,896,472)
Total Other (Income) Expenses:	977,651	(2,721,964)	731,407	(9,398,412)

Income (Loss) Before Income Tax Provision	(2,410,416)	2,336,289	(3,140,693)	8,565,289

Income Tax Provision	—	—	—	—

Net Income (Loss)	$(2,410,416)	$2,336,289	$(3,140,693)	$8,565,289

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.01	$(0.00)	$0.02

Weighted Average Shares Outstanding	664,048,113	460,736,356	629,289,895	434,749,516

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015
Operating Activites:
Net Income (Loss)	$(3,140,693)	$8,565,289
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	409,062	206,869
Stock-based payments to vendors	465,267	—
Warrants issued for services rendered	407,447	—
Non-cash interest expense	398,649	111,976
(Gain) Loss on change in fair value of derivative liability	332,759	(8,896,472)
Gain on extinguishment of debt	—	(622,342)
Depreciation expense	18,691	—
Disposal of property and equipment	43,221	—
Inventory write-off	28,837	—
Changes in operating assets and liabilities:	—	—
Accounts Receivable	(242,052)	(239,356)
Inventory	43,260	(199,210)
Prepaid expenses	164,928	(9,607)
Other assets	(3,431)	—
Accounts payable and accrued liabilities	284,253	131,236
Deferred revenue	—	470,048
Accrued interest	—	(30,433)
NET CASH USED IN OPERATING ACTIVITIES	(789,802)	(512,002)

Investing Activites:
Investment in Rocky Mountain High Water Company	(39,774)	—
Acquisition of property and equipment	(36,635)	(40,512)
NET CASH USED IN INVESTING ACTIVITIES	(76,409)	(40,512)

Financing Activities:
Proceeds from issuance of convertible notes	330,000	500,000
Repayment of convertible notes	—	(165,000)
Proceeds from issuance of related party convertible notes	100,600	—
Repayment of related party convertible notes	—	(11,000)
Proceeds from issuance of note payable-other	35,960	—
Repayment of note payable-other	(4,193)	—
Proceeds from issuance of common stock	456,650	233,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	919,017	557,500

INCREASE IN CASH	52,806	4,986

CASH - BEGINNING OF PERIOD	102,255	95,726

CASH - END OF PERIOD	$155,061	$100,712

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$188,023	$79,220
Debt and accrued interest converted for common stock	$442,633	$—
Common stock issued as part of legal settlement	$500,000	$—
Derivative liability relieved upon conversion of related debt	$318,125	$2,048,519
Benefical conversion feature recognized	$212,771	$—
Series C preferred stock issued for conversion of debt	$—	$1,107,606
Debt and accrued interest converted for Series C preferred stock	$—	$2,495,666

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – General

Rocky Mountain High Brands, Inc. (“RMHB” or the “Company”) was incorporated under the laws of the State of Nevada. On July 17, 2014, the Company changed its name from Republic of Texas Brands Incorporated to Totally Hemp Crazy, Inc. and on October 23, 2015, the Company changed its name to Rocky Mountain High Brands, Inc.

On June 30, 2016 the Company entered into a business alliance with Poafpybitty Family, LLC and formed Rocky Mountain High Water Company LLC (“RMHW”). The Company has a non-controlling interest in RMHW and accounts for its investment in RMHW on the equity method. In connection with this business alliance, the Company formed Eagle Spirit Land & Water Company (“ESLW”) effective June 30, 2016. ESLW is a wholly-owned consolidated subsidiary of the Company. On November 12, 2016, the agreement with the Poafpybitty Family was amended to give the Company a controlling voting interest of 75% of RMHW, while the Poafpybitty Family received 51% of the equity interest. Beginning November 12, 2016, the operations of RMHW are consolidated in the financial statements of RMHB.

RMHB has developed and is currently selling in the marketplace a lineup of five hemp-infused beverages, hemp-infused 2oz. energy shots, and plans to re-introduce hemp-infused relaxation brownies through its nationwide distributor network and online. Effective June 30, 2016, the Company entered into a business alliance with Poafpybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended June 30, 2016 filed with the SEC on October 4, 2016.

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

As of December 31, 2016 and June 30, 2016, the Company recorded an allowance for doubtful accounts of $60,163 and $60,163, respectively.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•      Level 1 — quoted prices in active markets for identical assets or liabilities.

•      Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

•      Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the six months ended December 31, 2016	$378,007
Exercises	$(288,684)
Change in fair value recognized in operations	$332,759
Balance, December 31, 2016	$2,639,826

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2016:

Estimate Dividends	None
Expected Volatility	1.1%
Risk Free Interest Rate	.53%
Expected Term	.1-.86 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the six months ended December 31, 2016 and 2015.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $2,059,946 and an accumulated deficit of $20,019,075 as of December 31, 2016, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On September 9, 2016, the Company, its controlling shareholder, and an outside investor group executed a letter of intent granting the investor group the option to purchase 100% of the Company’s Series A Preferred Stock, which represents a controlling interest in the Company. The agreement between the parties requires that the investors provide the Company sufficient capital to move forward with its expansion plans. The acquisition is expected to close on or before February 28, 2017.

NOTE 4 – Inventory

As of December 31, 2016 and June 30, 2016, inventory consisted of the following:

	December 31, 2016	June 30, 2016
Finished inventory	$165,226	$290,368
Raw materials and packaging	53,045	-
Total	$218,271	$290,368

NOTE 5 – Prepaid Expenses and Other Current Assets

As of December 31, 2016 and June 30, 2016, prepaid expenses and other current assets were as follows:

	December 31, 2016	June 30, 2016
Prepaid officers compensation	$1,238,394	$1,334,261
Prepaid directors compensation	264,972	323,855
Prepaid marketing expenses	27,500	33,000
Other prepaid expenses and current assets	20,757	25,435
Total	$1,551,623	$1,716,551

NOTE 6 – Property and Equipment

As of December 31, 2016 and June 30, 2016, property and equipment were as follows:

	December 31, 2016	June 30, 2016
Vehicles	$60,847	$112,817
Furniture and equipment	36,977	343
Personal computers	1,170	1,170
Less: accumulated depreciation	32,063	22,122
Total	$66,931	$92,208

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

On November 12, 2016, the agreement with the Poafpybitty Family was amended to give the Company a controlling voting interest of 75% of RMHW, while the Poafpybitty Family received 51% of the equity interest. The amended agreement is being accounted for as a step-acquisition, with the resulting goodwill of $49,911 included in other assets. The Company plans to obtain an outside valuation of the rights to use the land and obtain the water described in the agreement. Beginning November 12, 2016, the operations of RMHW are consolidated in the financial statements of RMHB.

NOTE 8 – Convertible Notes Payable

As of December 31, 2016 and June 30, 2016, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	December 31, 2016	June 30, 2016
Convertible notes	6% -
payable	12%	0 - 1 year	$ 785,000	$ 597,500
Discount			(53,566)	—
Total			$ 731,434	$ 597,500

For the three months ended December 31, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $47,460 and $34,025, respectively. For the six months ended December 31, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $77,743 and $120,402, respectively.

NOTE 9 – Related Party Convertible Notes Payable

As of December 31, 2016 and June 30, 2016, the Company’s related party convertible notes payable were as follows:

	Interest Rates	Term	December 31, 2016	June 30, 2016
Related party convertible notes	6% -
payable	12%	0 - 1 year	$ 219,300	$ 298,332
Discount			(123,817)	(277,602)
Total			$ 95,483	$ 20,730

For the three months ended December 31, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $77,155 and $0, respectively. For the six months ended December 31, 2016 and 2015, interest expense on these notes, including amortization of the discount, was $160,089 and $0, respectively.

NOTE 10 – Note Payable-Other

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. The balance on the note was $31,767 on December 31, 2016. For the three and six months ended December 31, 2016, interest expense on this note was $521 and $710, respectively.

NOTE 11 – Shareholders’ Deficit

Common Stock

During the six months ended December 31, 2016 the Company issued 197,090,550 shares of common stock, including 75,761,502 for convertible notes payable conversions, 45,408,834 for warrant exercises, 15,701,363 for services rendered, 11,933,557 for compensation, 6,800,000 as part of a legal settlement, and 41,485,294 for cash. During the six months ended December 31, 2015 the Company issued 78,020,350 shares of common stock for convertible notes payable conversions, the acquisition of Dollar Shots Club, cash purchases, and services rendered.

On December 29, 2016 the Company executed a securities purchase agreement for the sale of 1,000,000 shares of its common stock. The agreement includes a “true-up” provision whereby the Company must provide the purchaser additional shares of common stock if the stock price is below a predetermined level six months from the date of the agreement. In accordance with this provision, the Company was also required to reserve 10,000,000 shares of common stock in the event that the true-up provision is triggered. The shares will be released if the provision is not triggered six months from the date of the agreement.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to create a Series C Preferred shares, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share can be converted to 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Preferred C shares. As of December 31, 2016, there were 1,107,607 shares of Series C Preferred shares outstanding.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to create the Series D Preferred stock class, a non-voting, non-interest bearing convertible preferred stock. Each Series C preferred share is convertible to 100 shares of common stock. As of December 31, 2016, there are no Series D preferred shares outstanding.

Warrants

During the six months ended December 31, 2016 the Company granted 9,037,500 common stock warrants and 36,526,204 were exercised. During the six months ended December 31, 2015 there were no common stock warrants granted or exercised.

NOTE 12– Concentrations

During the three months ended December 31, 2016, the Company’s two largest customers accounted for approximately 17% and 7% of sales, respectively. During the six months ended December 31, 2016, the Company’s two largest customers accounted for approximately 75% and 1% of sales, respectively. During the three months ended December 31, 2015, the Company’s two largest customers accounted for approximately 51% and 16% of sales, respectively. During the six months ended December 31, 2015, the Company’s two largest customers accounted for approximately 45% and 8% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31 and June 30, 2016 are as follows:

Deferred Tax Assets	December 31, 2016	June 30, 2016
Net Operating Losses	$ 3,700,000	$ 3,200,000
Less: Valuation Allowance	$(3,700,000)	$(3,200,000)
Deferred Tax Assets - Net	-	-

As of December 31, 2016, the Company had approximately $9,500,000 of federal and state net operating loss carryovers ("NOLs"), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 15 – Legal Proceedings

Please refer to our Annual Report on Form 10-K filed October 4, 2016 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

193rd Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Rodney Peterson (Peterson) and Rocky Mountain High Canada, Inc. (RMHC), Case #DC-16-01416; Date Filed: February 4, 2016.

This case has been settled as to all claims and counterclaims with the issuance of 6,800,000 shares of RMHB stock.

44th Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Donna Rayburn (Rayburn), Case #DC-16-02131; Date Filed: February 23, 2016.

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29, 2015, RMHB paid to Rayburn $197,773.95, representing return of principal and interest earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,487.92. Rayburn has charged $137,261.87 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock. RMHB seeks a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged. RMHB also seeks to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note. The amount which RMHB seeks from Rayburn is in excess of $300,000. This case was non suited and will be refiled in the Courts of Orlando, Florida.

Arbitration Claim of Roy J. Meadows (Meadows) Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016.

Meadows claimed a breach of an exchange agreement dated November 3, 2015. RMHB has denied the breach. Meadows invoked arbitration.

Eighteenth Judicial Circuit Court of Seminole County, Florida, Rocky Mountain High Brands, Inc. v. Roy Meadows, David Meadows et al, Case No. 2016-CA-000958-15-W.

The Company filed suit for an injunction against continuation of the Meadows Arbitration. The arbitration is no longer applicable and is a moot issue. On April 20, 2016, false, malicious, and defamatory allegations were asserted by the Shareholder Alert inappropriately released by the Law Office of A.A. McClanahan, Meadow’s attorney.

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

Douglas County District Court, Colorado, Case No. 2015CV030672, Totally Hemp Crazy, Inc. et al v. Cannalife USA, Ltd et al.

This case was settled by all parties without any payments by any of the parties to any other party.

101st Judicial District Court of Dallas County, Texas, Case No DC-16-01220. Fanco Global Acquisitions, LLC v Rocky Mountain High Brands, Inc.

The Court dismissed this lawsuit for the failure of the Plaintiff to prosecute its case.

NOTE 16 – Subsequent Events

In February 13, 2017 the Company entered into an agreement in principle with L & H Resort Systems to acquire a former Catskill Mountain resort facility located on a natural spring. The Company plans to repurpose the resort into a bottling and canning plant. The purchase price will be based on an independent valuation of the underlying real estate and will be paid through the issuance of a newly created class of preferred stock.

Between January 1, 2017 and February 14, 2017 the Company issued 12,500,000 shares of common stock to fund a new production run and operations of the Company.

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

Company Overview and Plan of Operation Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly-owned subsidiaries and an unconsolidated subsidiary:

•             Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•             Eagle Spirit Land & Water Company (Subsidiary)

•             Rocky Mountain High Water Company, LLC (Subsidiary-consolidated beginning November 12, 2016)

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

The Company has also produced its first production runs of Energy Shots and Relaxation Brownies. In addition, in August 2016, the Company bottled its first high alkaline spring water, Eagle Spirit Spring Water.

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

In 2016, the Company executed a one-year agreement with MBA Beverage to coordinate the manufacturing of our products. MBA Beverage acts as our outsourced supply-chain management and coordinates every aspect of the manufacturing process. MBA Beverage also purchases all ingredients that are used in the manufacturing process since it has established relationships with all suppliers. MBA Beverage purchases hemp from Global Essence, Global Essence provides MBA Beverage independent third party testing documentation that all hemp used in our manufacturing process is THC free.

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

•          Upstart Foods Marketing of St. Louis, Missouri and Advertising Arts of Brookfield, Wisconsin provide the packaging design. Once any packing design (label) is approved, Ball Metal Beverage Container Corporation or Rexam Beverage Can Company manufactures the cans. Upon completion, the cans are shipped to Blues City. Payments are made in advance to MBA Beverage. MBA Beverage, in turn, makes payments in advance at both manufacturing plants. There are no written contracts, other than with MBA Beverage and Upstart Food Marketing.

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

New Product Pipeline

•          Cannabinoid “CBD” infused beverages (subject to compliance with state and federal laws and regulations)

•          Hemp Infused Beverages - expand flavor offers and beverage line

•          Hemp-Infused Natural Spring Water

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

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Financial Summary

The Company’s sales for the three months ended December 31, 2016 were $24,751 compared to $313,116 for the three months ended December 31, 2015. The sales decrease was driven by a decrease in distributor sales in 2016.

The Company’s net loss for the three months ended December 31, 2016 was $2,410,416 compared to net income of $2,336,289 for the three months ended December 31, 2015.

Sales

For the three months ended December 31, 2016 sales were $24,751 compared to $313,116 for the three months ended December 31, 2015, a decrease of $288,365 or 92%. The sales decrease was driven by management’s focus on closing the LSW Holdings purchase of the control block of the Preferred Series A shares, the lack of inventory of our more popular flavors to sell, and a restructuring of our brokerage agreements with our outside brokers. In the three months ended December 31, 2016 sales consisted of approximately 71% online sales and 29% distributor sales compared to 97% distributor sales and 3% online sales for the three months ended December 31, 2015.

Cost of Sales

For the three months ended December 31, 2016, cost of sales was $37,456 or 151% of sales, compared to $171,937 or 55% of sales, for the three months ended December 31, 2015, a decrease of $134,481 or 78%. Cost of sales increased as a percentage of sales in 2016 as a result of the $28,837 write-off of the Company’s expired brownie inventory.

Operating Expenses

For the three months ended December 31, 2016, operating expenses were $1,420,060 or 5,737% of sales, compared to $526,854 or 168% of sales for the three months ended December 31, 2015. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended December 31, 2016, general and administrative expenses were $988,540 or 3994% of sales, compared to $408,566 or 131% of sales for the three months ended December 31, 2015. The increase in general and administrative expenses in 2016 was driven by an increase in officer and employee compensation, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Advertising and Marketing

For the three months ended December 31, 2016, advertising and marketing expenses were $431,520 or 1,743% of sales, compared to $118,288 or 38% of sales for the three months ended December 31, 2015. The increase in advertising and marketing expenses in 2016 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the startup of the Eagle Spirit water brand.

Other (Income) Expense

Interest Expense

For the three months ended December 31, 2016, interest expense was $164,129, compared to $34,025 for the three months ended December 31, 2015. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2016.

Gain on the Extinguishment of Debt

During the three months ended December 31, 2015, the Company recorded a gain on the extinguishment of debt related to the settlement of convertible debt. There was no extinguishment of debt in 2016.

Gain on the Change in Fair Value of Derivative Liability

For the three months ended December 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $813,522 compared to a gain of $2,133,647 for the three months ended December 31, 2015. In 2016 the loss resulted from the increase in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, during the three months ended December 31, 2016. The gain in 2015 resulted from a decrease in the price of the Company’s stock.

Income Taxes

For the three months ended December 31, 2016 and 2015, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Financial Summary

The Company’s sales for the six months ended December 31, 2016 were $320,338 compared to $589,687 for the six months ended December 31, 2015. The sales decrease was driven by a decrease in distributor sales in 2016.

The Company’s net loss for the six months ended December 31, 2016 was $3,140,693 compared to net income of $8,565,289 for the six months ended December 31, 2015.

Sales

For the six months ended December 31, 2016 sales were $320,338 compared to $589,687 for the six months ended December 31, 2015, a decrease of $269,349 or 46%. The sales decrease was driven by management’s focus on closing the LSW Holdings purchase of the control block of the Preferred Series A shares, the lack of inventory of our more popular flavors to sell, and a restructuring of our brokerage agreements with our outside brokers. During the six months ended December 31, 2016 sales consisted of approximately 91% distributor sales and 9% online sales compared to 96% distributor sales and 4% online sales for the six months ended December 31, 2015.

Cost of Sales

For the six months ended December 31, 2016, cost of sales was $127,476 or 40% of sales, compared to $317,213 or 54% of sales, for the six months ended December 31, 2015, a decrease of $189,737 or 60%. Cost of sales increased as a percentage of sales in 2016 as a result of the $28,837 write-off of the Company’s expired brownie inventory. The overall decrease in 2016 compared to 2015 was a decrease in sales.

Operating Expenses

For the six months ended December 31, 2016, operating expenses were $2,602,148 or 812% of sales, compared to $1,105,597 or 188% of sales for the six months ended December 31, 2015. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the six months ended December 31, 2016, general and administrative expenses were $1,853,089 or 579% of sales, compared to $780,229 or 132% of sales for the six months ended December 31, 2015. The increase in general and administrative expenses in 2016 was driven by an increase in officer and employee compensation, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Advertising and Marketing

For the six months ended December 31, 2016, advertising and marketing expenses were $749,059 or 234% of sales, compared to $325,368 or 55% of sales for the six months ended December 31, 2015. The increase in advertising and marketing expenses in 2016 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the startup of the Eagle Spirit water brand.

Other (Income) Expense

Interest Expense

For the six months ended December 31, 2016, interest expense was $398,648, compared to $120,402 for the six months ended December 31, 2015. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2016.

Gain on the Extinguishment of Debt

During the six months ended December 31, 2015, the Company recorded a gain on the extinguishment of debt related to the settlement of convertible debt. There was no extinguishment of debt in 2016.

Gain on the Change in Fair Value of Derivative Liability

For the six months ended December 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $332,759 compared to a gain of $8,896,472 for the six months ended December 31, 2015. In 2016 the loss resulted from the increase in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, during the six months ended December 31, 2016. The gain in 2015 resulted from a decrease in the price of the Company’s stock.

Income Taxes

For the six months ended December 31, 2016 and 2015, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $2,187,384, consisting of cash of $155,061, accounts receivable of $262,429, inventory of $218,271, and prepaid expenses and other current assets of $1,551,623. As of December 31, 2016, we had current liabilities of $4,390,696. These consisted of accounts payable and accrued liabilities of $655,859, related party convertible notes of $95,483, convertible notes of $731,434, other notes payable of $31,767, accrued interest of $236,327, and derivative liability of $2,639,826. During the six months ended December 31, 2016, the Company received proceeds of $456,650 related to private offering stock sales of 41,485,294 shares of common stock. Sales prices ranged from $.001 to $.05 per share.

Cash flows from operating activities

Net cash used in operating activities during the six months ended December 31, 2016 was $789,802 compared to $512,002 during the six months ended December 31, 2015. The change was principally driven by the net loss in 2016 as compared to income in 2015 and the increase in accounts receivable during 2016. This was partially offset by the expenditures related to a hemp drink production run in 2015 with no corresponding production run in 2016. Other significant changes in cash from operating activities in the six months ended December 31, 2016 were an increase in accounts payable in 2016 of $284,253 compared to an increase of $131.236 in 2015, and the increase of deferred revenue in 2015 with no corresponding change in 2016. Non-cash gain on change in fair value of derivative liability decreased from $8,896,472 in 2015 to a loss of $332,759 in 2016.

Cash flows from investing activities

Net cash used in investing activities during the six months ended December 31, 2016 was $76,409 compared to $40,512 during the six months ended December 31, 2015. The change was primarily due to the Company’s investment in Rocky Mountain High Water Company (prior to consolidation) and furniture and equipment.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended December 31, 2016 was $919,017 compared to $557,500 during the six months ended December 31, 2015. In 2016, proceeds of $330,000 were from the issuance of convertible notes payable compared to $500,000 in 2015. The Company also issued $100,600 in related party convertible notes payable and a $35,960 note payable for the acquisition of furniture and equipment in the six months ended December 31, 2016 compared to $0 in 2015. Repayments on debt were $4,193 during the six months ended December 31, 2016 and $176,000 during the six months ended December 31, 2015. In 2016 there were proceeds of $456,650 from the issuance of stock compared to $233,500 in 2015.

Outstanding Material Indebtedness

Recently, our operations have been funded primarily through the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.001 to $0.05, at discounts to market price ranging from 50% to 99%, or combinations thereof. Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

During 2011 and 2012, the Company entered into a series of convertible notes with six lenders aggregating $110,000. These were one-year terms notes at 12% interest and convertible to Common Stock at a conversion price of $.05 per share. As a part of the Bankruptcy Reorganization Plan confirmed in July 2014, the accrued interest on these notes was forgiven and the notes became zero interest bearing notes. As of December 31, 2016, the principal balance on these notes was $30,000.

In 2012, the Company entered into a $40,000 Convertible Note Payable with an individual. The notes matured one-year from the date of issuance, bear interest at 12% per annum, and is convertible into shares of Common Stock at $.001. In 2015, the lender sold and re-assigned $17,500 of this note. The new note holders converted the $17,500 of principal into 17,500,000 shares of Common Stock. During the six months ended December 31, 2016, the holder converted the remaining principal balance of $22,500 to 25,000,000 shares of common stock.

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

The Company has determined that the conversion feature embedded in the notes referred to above, that contain a potential variable conversion amount, constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The discounts related to the above notes were completely amortized as of June 30 and December 31, 2016 on the accompanying balance sheet.

Future Liquidity Requirements

The anticipated operational shortfall for the next twelve months is $1,200,000. For the next two years, we anticipate cash needs to be between $2,000,000 and $5,000,000. We anticipate raising the required capital through a blank check preferred stock, as authorized by the Company’s Articles of Incorporation. We plan to establish a new class of preferred stock and raise up to $5,000,000 under a Rule 506 subscription agreement.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•      Level 1 — quoted prices in active markets for identical assets or liabilities.

•      Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

•      Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the six months ended December 31, 2016	$378,007
Exercises	$(288,684)
Change in fair value recognized in operations	$332,759
Balance, December 31, 2016	$2,639,826

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2016:

Estimate Dividends	None
Expected Volatility	1.1%
Risk Free Interest Rate	.53%
Expected Term	.1-.86 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three or six months ended December 31, 2016 and 2015.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K filed October 4, 2016 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

193rd Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Rodney Peterson (Peterson) and Rocky Mountain High Canada, Inc. (RMHC), Case #DC-16-01416; Date Filed: February 4, 2016.

This case has been settled as to all claims and counterclaims with the issuance of 6,800,000 shares of RMHB stock.

44th Judicial District Court of Dallas County Texas. Rocky Mountain High Brands, Inc. (RMHB) FKA Totally Hemp Crazy, Inc. V Donna Rayburn (Rayburn), Case #DC-16-02131; Date Filed: February 23, 2016.

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29, 2015, RMHB paid to Rayburn $197,773.95, representing return of principal and interest earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,487.92. Rayburn has charged $137,261.87 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock. RMHB seeks a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged. RMHB also seeks to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note. The amount which RMHB seeks from Rayburn is in excess of $300,000. This case was non suited and will be refiled in the Courts of Orlando, Florida.

Arbitration Claim of Roy J. Meadows (Meadows) Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016.

Meadows claimed a breach of an exchange agreement dated November 3, 2015. RMHB has denied the breach. Meadows invoked arbitration.

Eighteenth Judicial Circuit Court of Seminole County, Florida, Rocky Mountain High Brands, Inc. v. Roy Meadows, David Meadows et al, Case No. 2016-CA-000958-15-W.

The Company filed suit for an injunction against continuation of the Meadows Arbitration. The arbitration is no longer applicable and is a moot issue. On April 20, 2016, false, malicious, and defamatory allegations were asserted by the Shareholder Alert inappropriately released by the Law Office of A.A. McClanahan, Meadow’s attorney.

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

Douglas County District Court, Colorado, Case No. 2015CV030672, Totally Hemp Crazy, Inc. et al v. Cannalife USA, Ltd et al.

This case was settled by all parties without any payments by any of the parties to any other party.

101st Judicial District Court of Dallas County, Texas, Case No DC-16-01220. Fanco Global Acquisitions, LLC v Rocky Mountain High Brands, Inc.

The Court dismissed this lawsuit for the failure of the Plaintiff to prosecute its case.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between November 10, 2016 and February 13, 2017:

Date	Name	Shares Issued	Issue Price	Description	Exemption
10/1/2016	Vendor	2,193,548	0.0155	Services Rendered	Section 4(2)
10/28/2016	Various investors	8,725,000	.01-.02	Shares Sold	Rule 506
11/1/2016-11/30/16	Various investors	5,750,000	.0067-.01	Shares Sold	Rule 506
11/17/2016-11/30/16	Various investors	28,647,784	.001-.01	Notes Payable Conversions	Rule 506
12/7/2016	Various directors, officers and employees	7,055,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Various investors	8,384,054	0.01	Notes Payable Conversions	Rule 506
11/30/2016-12/31/16	Various vendors	7,391,195	.01-.0348	Services Rendered	Section 4(2)
12/2/2016-12/30/16	Various investors	7,575,000	.01-.02	Shares Sold	Rule 506
11/1/2016-12/30/16	Various investors	9,870,130	.001-.0067	Warrant Exercises	Rule 506
12/22/2016	Customer	6,800,000	0.05	Legal Settlement	Rule 506
1/1/2017-2/9/17	Various investors	1,500,000	0.001	Warrant Exercises	Rule 506
1/4/2017-2/9/17	Various investors	11,000,000	.01-.02	Shares Sold	Rule 506

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

Date: February 14, 2017

By: /s/ Michael Welch

Michael Welch

Title: Chief Executive Officer and Director

Date: February 14, 2017

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

