Form 10-Q
period 2017-03-31
Rocky Mountain High Brands, Inc.
filed 2017-05-15
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 784,991,029 common shares as of May 14, 2017.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited); for the nine months ended March 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	June 30, 2016
CURRENT ASSETS

Cash	$458	$102,255
Accounts Receivable, net of allowance of $138,373 and $60,163	246,738	20,377
Inventory	266,078	290,368
Prepaid Expenses and Other Current Assets	1,919,104	1,716,551
TOTAL CURRENT ASSETS	2,432,378	2,129,551

Property and Equipment, net	55,155	92,208
Other Assets	76,799	33,230

TOTAL ASSETS	$2,564,332	$2,254,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$932,966	$337,866
Related Party Convertible Notes Payable, net of debt discount	149,031	20,730
Related Party Notes Payable	110,000	—
Convertible Notes Payable, net of debt discount	748,432	597,500
Note Payable-Other	29,052	—
Accrued Interest	295,327	58,399
Deferred Revenue	—	500,000
Derivative Liability	5,136,765	2,217,744
TOTAL CURRENT LIABILITIES	7,401,573	3,732,239

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 9,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized; 1,107,607 shares issued and outstanding as of March 31, 2017 and June 30, 2016	1,107	1,107
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - Par Value of $.001 800,000,000 shares authorized; 784,691,029 shares issued and outstanding as of March 31, 2017; 537,989,764 shares issued and outstanding as of June 30, 2016	784,691	537,990
Additional Paid In Capital	18,864,356	14,861,035
Accumulated Deficit	(24,488,395)	(16,878,382)
TOTAL SHAREHOLDERS' DEFICIT	(4,837,241)	(1,477,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,564,332	$2,254,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Sales	$117,814	$157,138	$438,152	$746,825

Cost of Sales	56,835	77,031	155,474	397,954
Inventory Obsolescence	—	—	28,837	—

Gross Profit	60,979	80,107	253,841	348,871

Operating Expenses
General and Administrative	1,248,202	832,027	3,101,291	1,579,251
Advertising and Marketing	684,607	505,288	1,433,666	838,940
Total Operating Expenses	1,932,809	1,337,315	4,534,957	2,418,191

Loss from Operations	(1,871,830)	(1,257,208)	(4,281,116)	(2,069,320)

Other (Income)/Expenses:
Interest Expense	133,051	14,902	531,699	166,486
Debt Inducement Expense	—	—	—	3,887,618
Loss on Extinguishment of Debt	—	945,838	—	945,838
(Gain) Loss on Change in Fair Value of Derivative Liability	2,464,439	(414,273)	2,797,198	(11,370,870)
Total Other (Income) Expenses:	2,597,490	546,467	3,328,897	(6,370,928)

Income (Loss) Before Income Tax Provision	(4,469,320)	(1,803,675)	(7,610,013)	4,301,608

Income Tax Provision	—	—	—	—

Net Income (Loss)	$(4,469,320)	$(1,803,675)	$(7,610,013)	$4,301,608

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$0.01

Weighted Average Shares Outstanding	756,596,375	481,293,930	671,105,892	468,300,510

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Operating Activities:
Net Income (Loss)	$(7,610,013)	$4,301,608
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,015,687	496,866
Stock-based payments to vendors	987,041	—
Warrants issued for services rendered	407,447	—
Non-cash interest expense	531,699	126,127
(Gain) Loss on change in fair value of derivative liability	2,797,198	(11,370,870)
Loss on disposal of property and equipment	26,671	—
Loss on extinguishment of debt	—	945,838
Warrants issued for debt inducement	—	3,887,618
Bad debt expense	93,220	—
Depreciation expense	25,948	8,199
Disposal of property and equipment	29,878	—
Inventory write-off	28,837	—
Changes in operating assets and liabilities:	—	—
Accounts Receivable	(319,581)	36,795
Inventory	(4,547)	122,676
Prepaid expenses	(202,553)	—
Other assets	(3,795)	—
Accounts payable and accrued liabilities	595,100	491,413
Deferred revenue	—	470,048
NET CASH USED IN OPERATING ACTIVITIES	(1,601,763)	(483,682)

Investing Activites:
Investment in Rocky Mountain High Water Company	(39,774)	—
Investment in product development	—	(19,400)
Acquisition of property and equipment	(45,444)	(45,118)
NET CASH USED IN INVESTING ACTIVITIES	(85,218)	(64,518)

Financing Activities:
Proceeds from issuance of convertible notes	330,000	500,000
Proceeds from issuance of related party notes	210,600	—
Repayment of convertible notes	—	(165,000)
Repayment of related party convertible notes	—	34,319
Proceeds from issuance of note payable-other	35,960	—
Repayment of note payable-other	(6,908)	—
Proceeds from issuance of common stock	1,015,532	238,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,585,184	607,819

INCREASE (DECREASE) IN CASH	(101,797)	59,619

CASH - BEGINNING OF PERIOD	102,255	95,726

CASH - END OF PERIOD	$458	$155,345

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$189,455	$141,440
Common stock issued for acquisition	$—	$2,000
Debt and accrued interest converted for common stock	$504,736	$—
Common stock issued as part of legal settlement	$500,000	$—
Derivative liability incurred for debt discount	$—	$3,887,618
Derivative liability relieved upon conversion of related debt	$352,625	$3,691,042
Beneficial conversion feature recognized	$212,771	$—
Series C preferred stock issued for conversion of debt	$—	$1,107,606
Debt and accrued interest converted for Series C preferred stock	$—	$2,495,666

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended June 30, 2016 filed with the SEC on October 4, 2016.

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

As of March 31, 2017 and June 30, 2016, the Company recorded an allowance for doubtful accounts of $138,373 and $60,163, respectively.

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the nine months ended March 31, 2017	$445,007
Exercises/Conversions	$(323,183)
Change in fair value recognized in operations	$2,797,197
Balance, March 31, 2017	$5,136,765

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2017:

Estimate Dividends	None
Expected Volatility	3.0%
Risk Free Interest Rate	.76%
Expected Term	.1-.6 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the nine months ended March 31, 2017 and 2016.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $4,837,241 and an accumulated deficit of $24,488,395 as of March 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On February 28, 2017, LSW Holdings, LLC (“LSW”) purchased all outstanding shares of Series A Preferred Stock from our former controlling shareholder. Accordingly, LSW is now our controlling shareholder. Our Vice President of International Sales is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the company. The agreement between the parties requires that LSW provide the Company sufficient capital to move forward with its expansion plans.

NOTE 4 – Inventory

As of March 31, 2017 and June 30, 2016, inventory consisted of the following:

	March 31, 2017	June 30, 2016
Finished inventory	$184,142	$290,368
Raw materials and packaging	81,936	—
Total	$266,078	$290,368

NOTE 5 – Prepaid Expenses and Other Current Assets

As of March 31, 2017 and June 30, 2016, prepaid expenses and other current assets were as follows:

	March 31, 2017	June 30, 2016
Prepaid officers compensation	$1,175,011	$1,334,261
Prepaid directors compensation	235,531	323,855
Prepaid marketing expenses	428,021	33,000
Other prepaid expenses and current assets	80,541	25,435
Total	$1,919,104	$1,716,551

NOTE 6 – Property and Equipment

As of March 31, 2017 and June 30, 2016, property and equipment were as follows:

	March 31, 2017	June 30, 2016
Vehicles	$32,598	$112,817
Furniture and equipment	41,042	343
Personal computers	2,914	1,170
	76,554	114,330
Less: accumulated depreciation	21,399	22,122
Total	$55,155	$92,208

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

On November 12, 2016, the agreement with the Poafpybitty Family was amended to give the Company a controlling voting interest of 75% of RMHW, while the Poafpybitty Family received 51% of the equity interest. The amended agreement is being accounted for as a step-acquisition, with the resulting goodwill of $49,911 included in other assets. The Company is obtaining an outside valuation of the rights to use the land and obtain the water described in the agreement. Beginning November 12, 2016, the operations of RMHW are consolidated in the financial statements of RMHB.

NOTE 8 – Convertible Notes Payable

As of March 31, 2017 and June 30, 2016, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	March 31, 2017	June 30, 2016
Convertible notes payable	6% - 12%	0 - 1 year	$785,000	$597,500
Discount			(36,568)	—
Total			$748,432	$597,500

For the three months ended March 31, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $36,744 and $14,902, respectively. For the nine months ended March 31, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $114,487 and $166,486, respectively.

NOTE 9 – Note Payable-Other

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. The balance on the note was $29,052 on March 31, 2017. For the three and nine months ended March 31, 2017, interest expense on this note was $629 and $1,339, respectively.

NOTE 10 – Related Party Notes Payable

As of March 31, 2017 and June 30, 2016, the Company’s related party convertible notes payable were as follows:

	Interest Rate	Term	March 31, 2017	June 30, 2016
Related party convertible notes payable	6%	0 - 1 year	$214,301	$298,332
Discount			(65,270)	(277,602)
Total			$149,031	$20,730

For the three months ended March 31, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $56,564 and $0, respectively. For the nine months ended March 31, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $216,653 and $0, respectively.

As of March 31, 2017 and June 30, 2016, the Company’s related party notes payable were as follows:

	Interest Rates	Term	March 31, 2017	June 30, 2016
Related party notes payable	6%	60 days	$110,000	$—

For the three months ended March 31, 2017 and 2016, interest expense on these notes was $181 and $0, respectively. For the nine months ended March 31, 2017 and 2016, interest expense on these notes was $181 and $0, respectively.

NOTE 11 – Shareholders’ Deficit

Common Stock

During the nine months ended March 31, 2017 the Company issued 246,701,265 shares of common stock, including 76,266,598 for convertible notes payable conversions, 46,908,834 for warrant exercises, 29,424,139 for services rendered, 21,634,107 for compensation, 6,800,000 as part of a legal settlement, and 65,667,587 for cash. During the nine months ended March 31, 2016 the Company issued 101,495,350 shares of common stock for convertible notes payable conversions, the acquisition of Dollar Shots Club, cash purchases, and services rendered.

On December 29, 2016 the Company executed a securities purchase agreement for the sale of 1,000,000 shares of its common stock. The agreement includes a “true-up” provision whereby the Company must provide the purchaser additional shares of common stock if the stock price is below a predetermined level six months from the date of the agreement. In accordance with this provision, the Company was also required to reserve 10,000,000 shares of common stock in the event that the true-up provision is triggered. The shares will be released if the provision is not triggered six months from the date of the agreement. The fair value of the true-up calculation was $67,000 at inception of the agreement and $11,000 as of March 31, 2017.

On March 14, 2017, the board of directors and holders of a majority of the voting capital stock of the Company approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of common stock by 150,000,000. The Board of Directors fixed March 14, 2017 as the record date for determining the holders of its voting capital stock entitled to notice of these actions and receipt of this Information Statement. The increase in the authorization will be effective in May 2017.

On March 17, 2017, our Board of Directors approved the Rocky Mountain High Brands, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”). The purpose of the Incentive Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. The Plan provides that up to a maximum of 35,000,000 shares of the Company’s common stock (subject to adjustment) are available for issuance under the Plan. The Board of Directors awards these shares at its sole discretion.

Also on March 31, 2017, certain of our officers and directors returned a total of 25,041,732 shares of common stock to treasury for cancellation. On that same date, we granted to each of these officers and directors an equivalent number of restricted shares of common stock under our 2017 Incentive Plan. The restricted shares so granted may not be transferred, sold, or encumbered until six (6) months from the date of issue.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock authorized and outstanding as of June 30, 2016 and March 31, 2017. LSW, the holder of these shares is our controlling shareholder. Lily Li, our Vice President of International Sales, is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the company.

On March 13, 2017, our Board of Directors approved a Certificate of Designation for our Series A Preferred Stock. This document revises and restates the rights, preferences and features of our Series A Preferred Stock, which consists of 1,000,000 shares, all of which are issued and outstanding. Holders of our Series A Preferred Stock were formerly entitled to cast 400 votes for every share held, and shares of Series A Preferred Stock were convertible to common stock at a rate of 100 shares of common stock for every share of Series A Preferred Stock. Following the filing of the Certificate of Designation, holders of Series A Preferred Stock are now entitled to cast 1,200 votes for every share held, and shares of Series A Convertible Preferred Stock are convertible to common stock at a rate of 1,200 shares of common stock for every share of Series A Preferred Stock.

On March 14, 2017, the board of directors and holders of a majority of the voting capital stock of the Company approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of preferred stock by 10,000,000. The Board of Directors fixed March 14, 2017 as the record date for determining the holders of its voting capital stock entitled to notice of these actions and receipt of this Information Statement. The increase in the authorization will be effective in May 2017.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to create a Series C Preferred shares, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share can be converted to 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Preferred C shares. As of March 31, 2017, there were 1,107,607 shares of Series C Preferred shares outstanding.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to create the Series D Preferred stock class, a non-voting, non-interest bearing convertible preferred stock. Each Series C preferred share is convertible to 100 shares of common stock. As of March 31, 2017, there are no Series D preferred shares outstanding.

Warrants

During the nine months ended March 31, 2017 the Company granted 9,037,500 common stock warrants and 38,026,204 were exercised. During the nine months ended March 31, 2016 there were no common stock warrants granted or exercised.

NOTE 12– Concentrations

During the three months ended March 31, 2017, the Company’s two largest customers accounted for approximately 25% and 14% of sales, respectively. During the nine months ended March 31, 2017, the Company’s two largest customers accounted for approximately 7% and 55% of sales, respectively. During the three months ended March 31, 2016, the Company’s two largest customers accounted for approximately 20% and 7% of sales, respectively. During the nine months ended March 31, 2016, the Company’s two largest customers accounted for approximately 13% and 8% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2017 and June 30, 2016 are as follows:

Deferred Tax Assets	March 31, 2017	June 30, 2016
Net Operating Losses	$4,700,000	$3,200,000
Less: Valuation Allowance	$(4,700,000)	$(3,200,000)
Deferred Tax Assets - Net	—	—

 As of March 31, 2017, the Company had approximately $13,800,000 of federal and state net operating loss carryovers ("NOLs"), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Meadows has filed counterclaims for the sums allegedly due on the two Convertible Promissory Notes. Discovery in this case by all parties is still in the initial stages and there is no current trial setting.

101st Judicial District Court of Dallas County, Texas, Case No DC-16-01220. Fanco Global Acquisitions, LLC v Rocky Mountain High Brands, Inc.

The Court dismissed this lawsuit for the failure of the Plaintiff to prosecute its case. The case was reinstated and management believes the case will be settled.

NOTE 16 – Subsequent Events

On May 10, 2017 the Company executed a 2-year, 8%, $250,000 convertible note payable to a third party.

In May 2017, the Company granted 14,000,000 options to purchase common stock to two newly appointed Board directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview and Plan of Operation Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

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

In March and April 2017, the Company completed production runs of its more popular hemp-infused beverages.

Existing Products

The Company has developed a lineup of five hemp-infused beverages that include three energy drinks and a non-energy black tea and lemonade:

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

In May 2016, the Company executed a one-year agreement with MBA Beverage to coordinate the manufacturing of our products. MBA Beverage acts as our outsourced supply-chain management and coordinates every aspect of the manufacturing process. MBA Beverage also purchases all ingredients that are used in the manufacturing process since it has established relationships with all suppliers. MBA Beverage purchases hemp from Global Essence, Global Essence provides MBA Beverage independent third party testing documentation that all hemp used in our manufacturing process is THC free.

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

 Hemp-infused Natural Spring Water

Adding hemp-infused natural spring water to our beverage line is in pre-development stage. The Company plans to bottle the water, market and sell it at some point in the future. Revenue generation should commence in the same quarter.

Expected Changes in Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Financial Summary

The Company’s sales for the three months ended March 31, 2017 were $117,814 compared to $157,138 for the three months ended March 31, 2016. The sales decrease was driven by a decrease in distributor sales in 2017.

The Company’s net loss for the three months ended March 31, 2017 was $4,469,320 compared to a net loss of $1,803,675 for the three months ended March 31, 2016.

Sales

For the three months ended March 31, 2017 sales were $117,814 compared to $157,138 for the three months ended March 31, 2016, a decrease of $39,324 or 25%. The sales decrease was driven by management’s focus on closing the LSW Holdings purchase of the control block of the Preferred Series A shares, the lack of inventory of our more popular flavors to sell, and a restructuring of our brokerage agreements with our outside brokers. In the three months ended March 31, 2017 sales consisted of approximately 74% distributor sales and 26% online sales compared to 74% distributor sales and 26% online sales for the three months ended March 31, 2016.

Cost of Sales

For the three months ended March 31, 2017, cost of sales was $56,835 or 48% of sales, compared to $77,031 or 49% of sales, for the three months ended March 31, 2016, a decrease of $20,196 or 26%. Cost of sales decreased as a percentage of sales in 2017 as a result of increased sales on the Company’s websites and sales of our water products, which sold at higher margins than our hemp-infused products.

Operating Expenses

For the three months ended March 31, 2017, operating expenses were $1,932,809 or 1,641% of sales, compared to $1,337,315 or 851% of sales for the three months ended March 31, 2016. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended March 31, 2017, general and administrative expenses were $1,248,202 or 1,060% of sales, compared to $832,027 or 530% of sales for the three months ended March 31, 2016. The increase in general and administrative expenses in 2017 was driven by an increase in officer and employee compensation, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Advertising and Marketing

For the three months ended March 31, 2017, advertising and marketing expenses were $684,607 or 581% of sales, compared to $505,288 or 322% of sales for the three months ended March 31, 2016. The increase in advertising and marketing expenses in 2017 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the startup of the Eagle Spirit water brand.

Other (Income) Expense

Interest Expense

For the three months ended March 31, 2017, interest expense was $133,051, compared to $14,902 for the three months ended March 31, 2016. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2017.

Loss on Extinguishment of Debt

During the three months ended March 31, 2016, the Company recorded a loss of $945,838 on the extinguishment of debt related to the settlement of convertible debt. There was no extinguishment of debt in 2017.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the three months ended March 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $2,464,439 compared to a gain of $414,273 for the three months ended March 31, 2016. In 2017, the loss resulted from the increase in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability. During the three months ended March 31, 2016, the price of the Company’s stock decreased, which resulted in a decrease in the liability.

Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Financial Summary

The Company’s sales for the nine months ended March 31, 2017 were $438,152 compared to $746,825 for the nine months ended March 31, 2016. The sales decrease was driven by a decrease in distributor sales in 2017.

The Company’s net loss for the nine months ended March 31, 2017 was $7,610,013 compared to net income of $4,301,608 for the nine months ended March 31, 2016.

Sales

For the nine months ended March 31, 2017 sales were $438,152 compared to $746,825 for the nine months ended March 31, 2016, a decrease of $308,673 or 41%. The sales decrease was driven by management’s focus on closing the LSW Holdings purchase of the control block of the Preferred Series A shares, the lack of inventory of our more popular flavors to sell, and a restructuring of our brokerage agreements with our outside brokers. During the nine months ended March 31, 2017 sales consisted of approximately 89% distributor sales and 11% online sales compared to 92% distributor sales and 8% online sales for the nine months ended March 31, 2016.

Cost of Sales

For the nine months ended March 31, 2017, cost of sales was $184,311 or 42% of sales, compared to $397,954 or 53% of sales, for the nine months ended March 31, 2016, a decrease of $213,643 or 54%. Cost of sales decreased as a percentage of sales in 2017 as a result of increased sales on the Company’s websites and sales of our water products, which sold at higher margins than our hemp-infused products. This was partially offset by the $28,837 write-off of the Company’s expired brownie inventory.

Operating Expenses

For the nine months ended March 31, 2017, operating expenses were $4,534,957 or 1,035% of sales, compared to $2,418,191 or 324% of sales for the nine months ended March 31, 2016. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the nine months ended March 31, 2017, general and administrative expenses were $3,101,291 or 708% of sales, compared to $1,579,251 or 212% of sales for the nine months ended March 31, 2016. The increase in general and administrative expenses in 2017 was driven by an increase in officer and employee compensation, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Advertising and Marketing

For the nine months ended March 31, 2017, advertising and marketing expenses were $1,433,666 or 327% of sales, compared to $838,940 or 112% of sales for the nine months ended March 31, 2016. The increase in advertising and marketing expenses in 2017 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the startup of the Eagle Spirit water brand.

Other (Income) Expense

Interest Expense

For the nine months ended March 31, 2017, interest expense was $531,699, compared to $166,486 for the nine months ended March 31, 2016. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2017.

Debt Inducement Expense

During the nine months ended March 31, 2016, the Company recorded debt inducement expense of $3,887,618. In order to induce the holder of certain convertible debt to convert his note, he was issued warrants to purchase 41,454,851 shares of common stock at a reduced price. The value of the inducement was $3,887,618. There was no debt inducement expense in 2017.

Loss on Extinguishment of Debt

During the nine months ended March 31, 2016, the Company recorded a loss of $945,838 on the extinguishment of debt related to the settlement of convertible debt. There was no extinguishment of debt in 2017.

Gain on Change in Fair Value of Derivative Liability

For the nine months ended March 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $2,797,198 compared to a gain of $11,370,870 for the nine months ended March 31, 2016. In 2017 the loss resulted from the increase in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, during the nine months ended March 31, 2017. The gain in 2016 resulted from a decrease in the price of the Company’s stock and the related decrease in the derivative liability.

Income Taxes

For the nine months ended March 31, 2017 and 2016, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets of $2,432,378, consisting of cash of $458, accounts receivable (net) of $246,738, inventory of $266,078, and prepaid expenses and other current assets of $1,919,104. As of March 31, 2017, we had current liabilities of $7,401573, consisting of accounts payable and accrued liabilities of $932,966, related party convertible notes payable (net) of $149,031, related party notes payable of $110,000, convertible notes payable (net) of $748,432, other notes payable of $29,052, accrued interest of $295,327, and derivative liability of $5,136,765. During the nine months ended March 31, 2017, the Company received proceeds of $1,015,532 related to private offering stock sales of 65,667,587 shares of common stock. Sales prices ranged from $.001 to $.05 per share.

Cash flows from operating activities

Net cash used in operating activities during the nine months ended March 31, 2017 was $1,601,763 compared to $483,682 during the nine months ended March 31, 2016. The change was principally driven by the net loss in 2017 as compared to income in 2016 and the increases in accounts receivable and prepaid expenses during 2017. This was partially offset by the expenditures related to a hemp drink production run in 2016 with smaller corresponding production runs in 2017. Other significant changes in cash from operating activities in the nine months ended March 31, 2017 were an increase in accounts payable in 2017 of $595,100 compared to an increase of $491,414 in 2016, and the increase of deferred revenue in 2016 with no corresponding change in 2017. The non-cash loss on change in fair value of derivative liability was $2,797,198 in 2017 compared to a gain of $11,370,870 in 2016.

Cash flows from investing activities

Net cash used in investing activities during the nine months ended March 31, 2017 was $85,218 compared to $64,518 during the nine months ended March 31, 2016. The change was primarily due to the Company’s investment in Rocky Mountain High Water Company.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended March 31, 2017 was $1,585,184 compared to $607,819 during the nine months ended March 31, 2016. In 2017, proceeds of $330,000 were from the issuance of convertible notes payable compared to $500,000 in 2016. The Company also issued $210,000 in related party notes payable and a $35,960 note payable for the acquisition of furniture and equipment in the nine months ended March 31, 2017 compared to $0 in 2016. Repayments on debt were $6,908 during the nine months ended March 31, 2017 and $165,000 during the nine months ended March 31, 2016. In 2017 there were proceeds of $1,015,532 from the issuance of stock compared to $238,500 in 2016.

Outstanding Material Indebtedness

Recently, our operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.001 to $0.05, at discounts to market price ranging from 50% to 99%, or combinations thereof. Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On March 25, 2015, the Company entered into an amended and restated convertible promissory note with Roy Meadows, which amended two previously issued notes dated February 5, 2013 and July 17, 2014. According to the terms of the note, the Company may borrow up to an aggregate of $1,500,000. The note bears interest at 12% per annum, and the holder may demand repayment of any portion of the note after one year from the effective date of the note. The note is convertible in whole or in part at a conversion price per share equal to the lesser of $.001 per share, or at an 80% discount to the average of the five lowest bid prices during the thirty trading days prior to the date of the conversion notice. Mr. Meadows is limited in his conversions whereby he may not at any time own more than 9.99% of the Company’s outstanding common stock. Mr. Meadows may, at his option, file a UCC-1 financing statement against all assets of the Company and have a guarantee and security agreement with the principal controlling for majority shareholders of the Company. On November 16, 2015, the debt holder converted $1,107,606 of principal and accrued interest into 1,107,607 shares of Preferred C Shares of the Company. Each Series C Preferred Share can be converted to 50 Shares of Common Stock.

In connection with the conversion, and as an inducement for the debt holder to convert, the Company issued him warrants to purchase 41,454,851 shares of the Company’s common stock at an exercise price per share of the lesser of $.005 or an eighty percent discount to the average of the five lowest bid prices during the 30 trading days prior to the date of exercise. The warrant may be exercised, in whole or in part, beginning on the date which is the earlier of six months from the Company becoming a Reporting Company (as defined in the warrant) or one year from the date of issuance. The warrant is for a period of 3 years, and contains customary anti-dilution provisions.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

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

On February 28, 2017, LSW Holdings, LLC (“LSW”) purchased all outstanding shares of Series A Preferred Stock from our former controlling shareholder. Accordingly, LSW is now our controlling shareholder. Our Vice President of International Sales is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the company. The agreement between the parties requires that LSW provide the Company sufficient capital to move forward with its expansion plans.

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2016	$2,217,744
Issued during the nine months ended March 31, 2017	$445,007
Exercises/Conversions	$(323,183)
Change in fair value recognized in operations	$2,797,197
Balance, March 31, 2017	$5,136,765

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2017:

Estimate Dividends	None
Expected Volatility	3.0%
Risk Free Interest Rate	.76%
Expected Term	.1-.6 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three or nine months ended March 31, 2017 and 2016.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017.

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

Meadows has filed counterclaims for the sums allegedly due on the two Convertible Promissory Notes. Discovery in this case by all parties is still in the initial stages and there is no current trial setting.

101st Judicial District Court of Dallas County, Texas, Case No DC-16-01220. Fanco Global Acquisitions, LLC v Rocky Mountain High Brands, Inc.

The Court dismissed this lawsuit for the failure of the Plaintiff to prosecute its case. The case was reinstated and management believes the case will be settled.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between February 14, 2017 and May 14, 2017:

Date	Name	Shares Issued	Issue Price	Description	Exemption
2/14/2017-2/27/2017	Investors	4,379,365	.02-.05	Shares Sold	Rule 506
2/27/2017-3/27/2017	Vendors	11,381,600	.0416-.084	Services Rendered	Section 4(2)
2/22/2017-3/31/2017	Various directors, officers, and employees	10,700,550	.042-.0575	Services Rendered	Section 4(2)
3/01/2017	Investor	505,096	0.01	Note Payable Conversion	Rule 506
4/10/2017-4/13/2017	Vendors	450,000	0.084	Services Rendered	Section 4(2)

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

Rocky Mountain High Brands, Inc.

Date: May 15, 2017

By: /s/ Michael Welch

Michael Welch

Title: President and Chief Executive Officer

Date: May 15, 2017

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

