Form 10-K
period 2017-06-30
Rocky Mountain High Brands, Inc.
filed 2017-10-11
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended June 30, 2017

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $24,827,241 as of December 31, 2016, using the closing price of $0.044 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 793,266,046 of as of October 10, 2017.

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

Item 1. Business

Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

•  Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•  Eagle Spirit Land & Water Company, an active Oklahoma corporation (Subsidiary)

•  Rocky Mountain High Water Company, LLC, an active Delaware limited liability company (Subsidiary-consolidated beginning November 12, 2016)

•  Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•  Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

RMHB is a consumer goods company specializing in brand development of health conscious, hemp-infused food and beverage products. The Company currently markets a lineup of five naturally flavored hemp-infused beverages (Citrus Energy, Black Tea, Mango Energy and Lemonade) and a low-calorie hemp-infused Coconut Lime Energy drink. The Company also offers hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots. In August 2016 the Company launched Eagle Spirit Spring Water, a line of naturally high alkaline spring water.

After developing the beverage products, RMHB completed its first production run in February of 2015. Since then RMHB has had production runs for hemp-infused beverages totaling over 3,900,000 cans. Each beverage contains approximately 50mg (our first production run) to 100mg of hempseed extract and all-natural ingredients. The hemp-infused products are shelf stable (no refrigeration necessary) with a shelf life of two years.

During fiscal year 2017, the Company also produced energy shots and Relaxation Brownies.

In September 2016, the Company bottled its first high alkaline spring water, Eagle Spirit Spring Water and has completed several production runs since, including approximately 110,000 16.9 oz. bottles and 1,800 2.64-gallon (10-liter) “Bag in a Box.”

In March and April 2017, the Company completed additional production runs of its more popular hemp-infused beverages, Citrus Energy and Mango Energy.

In August 2017, the Company sold its remaining inventory of Smarterita wine-based beverages. There are currently no plans to resume production of this alcoholic beverage.

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

Acquisitions

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

Investments

On July 17, 2015, the Company acquired all of the assets of Dollar Shots Club, LLC. The purpose of the acquisition was to acquire formulas developed by Dollar Shots Club, LLC for inclusion in the Company’s hemp-based energy shots, which were being developed at the time.

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

On September 18, 2015, the Company sold these assets to Dollar Shots Club, Inc. in exchange for 5,000,000 shares of Dollar Shots Club, Inc. common stock. The Company retained the rights to the formulas to the shots so that it could develop a similar hemp-infused energy version of them to be sold under Rocky Mountain High Brands. To the best of the Company’s knowledge, there is no relationship between the Dollar Shots Club entities. The Company fully impaired this investment during the year ended June 30, 2016.

 Trademarks Related to Our Business

•  Rocky Mountain High Energy Drink

•  Smarterita

•  Totally Hemp Crazy

•  Blue Leaf

•  Rock the Road Trip

•  Eagle Sprint

Current Product Offerings

Under its Rocky Mountain High Brands name, the Company currently markets a lineup of five hemp-infused 16 oz. beverages including:

•	Naturally Flavored Citrus Energy Drink - A citrus energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients

•	Naturally Flavored Mango Energy Drink - A mango energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Low Calorie Coconut Energy Lime - A low-calorie coconut lime energy drink that contains 100mg hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Lemonade - A lemonade drink that contains 100mg hempseed extract and is complemented with ginseng extract and other ingredients.

•	Naturally Flavored Black Tea - A black tea drink that contains 100mg hempseed extract and is complemented with black tea and ginseng extract and other ingredients.

The Company is also currently marketing a two-flavor lineup of energy shots.

The Company plans to sell its remaining inventory of these products during the first half of fiscal year 2018. In order to execute this plan, the Company will offer larger discounts to distributors and retailers and higher commissions to its broker network, likely resulting in lower gross profit margins for the first and second quarter of 2018.

Our Eagle Spirit Land and Water Company currently markets its naturally high alkaline spring water in two sizes: a 16.9 oz. plastic bottle sold in cases of 24 and a 2.64-gallon (10-liter) Bag in a Box.

Strategic Update and Planned Product Offerings

The Company has recently updated its long-term strategic plan. Management’s goal is to become the category leader in the hemp-infused beverage market, a segment of the functional beverage market. Functional beverages, or beverages that convey health benefits, are the fastest growing segment within the beverage market.

The Company is developing four newly reformulated, sugar-free, non-energy, hemp-infused beverage flavors. In addition to the new formulas, the beverages will feature 12 oz. cans, an all-new look and will replace all current hemp-infused beverage offerings. Two of the four beverage flavors will be carbonated. Flavor choices will be similar to past offerings. Management plans to begin production on the new beverages in February 2018. Marketing will focus on the health benefits of hemp, including Omega-3 and Omega-6 fatty acids, amino acids, and natural, plant-based fiber.

The Company is also reviewing its other product offerings, but there are no immediate plans to produce additional Relaxation Brownies or energy shots.

The Board of Directors is currently evaluating its plans with regard to the Eagle Spirit Water business.

The Company also plans to hire a Vice President of Sales and a Director of Marketing during fiscal year 2018.

Sales Channels

The Company depends upon a network of brokers and distributors to represent its product in the market. During its first year of operation, the Company signed twenty-four distributors across the country. For the year ended June 30, 2017, the Company’s two largest distributors accounted for 50% and 7% of sales, respectively.

The various distribution channels differ in costs, customer relationships, complexity and the resources required to operate the channel. We strategically build sales distribution channels to match and reinforce the goals and objectives of our marketing plan. To increase competitiveness and sales, we have a specific sales strategy in order to maximize revenues that includes the following:

Direct Selling

We utilize direct sales to retailers, which eliminates the delays and additional expense of a standard distribution channel. In this way we are better able to preserve more revenue, and protect capital under the control of the company. Direct selling to certain segments supports our marketing plan that has identified, researched and segmented certain final customers.

We utilize Amazon and our two proprietary websites – www.liverockymountainhigh.com and www.eaglespiritspringwater.com – to sell directly to consumers.

Wholesale Distribution

Another sales channel includes wholesale distribution. This method is designed for our potential customers who are widely dispersed. Wholesale distribution leaves the selling to wholesalers and retailers specialized in retail sales, which enables us to focus on production. Product is sold to distributors under a variety of terms from cash to credit terms.

Beverage Brokers

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

The Company is re-assessing its go-to-market strategy. Specifically, channels of distribution and distributor and broker agreements are being reviewed. Going forward, management plans to focus on key domestic markets.

Outsourced Production and Storage Services

In May 2016, the Company executed a one-year agreement with MBA Beverage to coordinate the manufacturing of our hemp-infused beverage products. MBA Beverage acted as our outsourced supply-chain management and coordinated every aspect of the manufacturing process. The contract expired in May 2017. We have not executed a new contract with MBA Beverage or any other outsourced production coordinator.

Blues City Brewery, LLC (“Blues City”) in Memphis, Tennessee, a subsidiary of City Brewing Company, LLC, has completed all of beverage production and canning to-date. Blues City is an FDA registered facility that is audited annually to ensure compliance with FDA GMP (Good Manufacturing Practices) for food safety. MBA Beverage schedules beverage production with Blues City. Upon completion of the production, the Company stores finished product at Blues City, awaiting sale to our distributor network. The Company does not contract with Blues City directly.

Sovereign Flavors of Santa Ana, California collaborates with the Company for product formulation under an informal agreement. The Company owns the propriety formulas to our products.

Our naturally high alkaline spring water is cold-filtered and packaged by a third-party water processor, Water Event Pure Water Solutions (“Water Event”).

Regulatory Requirements

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

•	The production of beverages and other related products;
•	The preparation and sale of beverage;
•	Environmental protection;
•	Interstate commerce and taxation laws; and
•	Workplace and safety conditions, minimum wage and other labor requirements

Since our hemp-based products are derived from industrial hemp containing a tetrahydrocannabinol (“THC”) level of 0.3% or less, they are not subject to the Controlled Substances Act. The express language of the federal Controlled Substances Act (“CSA”) provides that hemp stalk, fiber, oil, and sterilized seed are not controlled as marijuana. Thus, products containing industrial hemp – defined as the cannabis sativa plant containing a THC level of 0.3% or less - have been sold legally in every state in the U.S. for decades. In 2004, the U.S. Court of Appeals invalidated U.S. Drug Enforcement Administration (“DEA”) regulations that would have banned the manufacture and sale of edible products made from hemp seed and oil. Hemp Industries Ass’n v. Drug Enforcement Administration, 357 F.2d 1012 (9th Cir. 2004). For this reason, U.S. companies may import hemp stalk, fiber, seed and oil, to trade in it, and to use it in the manufacture of products. The Company purchases imported hemp seed extract and uses it in the manufacture of its products. The Company does not have plans to grow marijuana, distribute marijuana or infuse our food or beverage products with marijuana, as defined in the Controlled Substance Act.

Our beverage products are not subject to direct FDA approval as the FDA does not perform review testing or approval of food, beverages or dietary supplements. The FDA requires that we manufacture our products in commercial manufacturing facilities that are annually audited to ensure that they pass inspection based on Good Manufacturing Practices for food safety.

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

Employees and Independent Contractors

The Company currently has five officers and two non-officer employees. The Company uses independent contractors, when necessary, to support operational or back-office functions.

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

Item 2. Properties

At present, we do not own any real property.  As of June 30, 2017, we leased approximately 7,000 square feet of office space at 9101 LBJ Freeway, Suite 200, Dallas, Texas 75243. Our lease period began on September 1, 2016 and terminates on August 31, 2019. Payments under the lease are as follows:

Lease Period	Base Rent (monthly)
9/1/2016 to 8/31/2017	$7,715.00
9/1/2017 to 8/31/2018	$7,972.17
9/1/2018 to 8/31/2019	$8,229.33

In connection with the new lease, we also purchased used office furniture from the landlord and financed this purchase with a note payable in the amount of $40,122 with an interest rate of 0% and monthly payments of $1,114 over thirty-six monthly installments.

The Company leases the following warehouse space on a month-to-month basis:

•	Water Event, Carrollton, Texas – we currently lease space for both hemp-infused beverages and spring water. The Company also stores small quantities of ice barrels and other packaging at this location.

•	Blues City Brewery, Memphis, Tennessee – we currently lease space for hemp-infused beverages.

Our monthly rents at both locations vary depending on how much inventory is stored. Inventory levels fluctuate based on production and sales.

The Company is currently evaluating its growth requirements and researching alternatives to lower its recurring expenses for warehouse space.

Item 3. Legal Proceedings

Claims Against Donna Rayburn

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29. 2015, RMHB paid to Rayburn $197,774, representing return of principal and interested earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,488. Rayburn has charged $137,262 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock.

RMHB has claims against Rayburn for violation of Florida Usury Laws. RMHB will seek a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged. RMHB will also seek to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note. The amount which RMHB will seek from Rayburn is in excess of $300,000.

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016

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

Meadows has initiated arbitration claiming notice of an Arbitration Claim against RMHB. RMHB has objected to this claim, as well as to the arbitration process itself. Meadows seeks damages of $2,947,094. He has further demanded that RMHB comply with an Agreement dated November 16, 2015 which is a part of the litigation described in the disclosure above. This agreement, which was a requirement of Meadows to execute the Exchange Agreement, requires the Company to issue warrants for common stock of 110,760,000 for not redeeming the Series C Preferred Shares by March 24, 2016.

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

The Amended Suit will deal with the following:

RMHB has asserted usury claims in connection with $1,500,000 demand convertible note referenced below in the section pertaining to the Meadows Arbitration Claim. RMHB seeks unspecified monetary damages in connection with the Meadows Note, and further seeks cancellation of warrants for 41,454,851 and 13,641,974 shares of common stock issued to Meadows in connection with the Meadows Note and cancellation of the Meadows Note.

During the six months ended December 31, 2015, the Company issued 68,220,350 shares of common stock for the conversion of $104,220 of convertible debt to Roy Meadows and Trinexus, Inc. prior to executing the exchange agreement to Series C preferred stock.

RMHB believes that as a result of Meadows’ actions in this suit, the Arbitration is effectively waived and that the Court in Seminole County, Florida will resolve this matter.

Meadows has filed a counter claim in this suit for the damages he asserted in the arbitration claim. He has also filed for relief under elderly laws of Florida.

192nd Judicial District Court of Dallas County Texas, filed February 16, 201, DC-17-02058. Rocky Mountain High Brands, Inc. v. Dewmar International BMC, Inc. RMHB filed suit against Dewmar for breach of contract and for an accounting. RMHB is in the process of obtaining a default judgment against Dewmar for its failure to file an answer to the suit.

134th Judicial District Court of Dallas County, Texas, filed April 28, 2017. Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC. RMHB filed suit against Lyonpride for fraud and for declaratory relief with respect to a contract between the parties. RMHB seeks monetary damages against said Defendant.

134th Judicial District Court of Dallas County, Texas. Filed June 26, 2017. Rocky Mountain High Brands, Inc. v Statewide Beverage Company, Inc. RMHB has filed suit for breach of contract, common law fraud and declaratory relief.

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc. Statewide filed a breach of contract claim, dealing with the same fact issues in the above case of RMHB v Statewide. RMHB still has not been served in this case.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name	Shares Issued	Issue Price	Description	Exemption
11/3/2016	Crackerjack Classic LLC	750,000	$0.0067	Shares Sold	Rule 506
11/11/2016	Universal Consulting LLC	4,870,130	0.0010	Exercise of Warrants	Rule 506
11/30/2016	Michael R Welch	2,500,000	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Universal Consulting LLC	1,012,055	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Universal Consulting LLC	5,099,727	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Ken Radcliffe	1,023,014	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Dennis Radcliffe	10,933,699	0.0010	Note Payable Conversion	Rule 506
11/30/2016	Jerome Grisaffi	3,776,196	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Christian Vega	1,538,122	0.0100	Note Payable Conversion	Rule 506
11/30/2016	La Dolce Vida Trust	5,968,298	0.0100	Note Payable Conversion	Rule 506
11/30/2016	Charles Smith	1,547,591	0.0100	Note Payable Conversion	Rule 506
11/30/2016	ClubsCorp, Inc.	20,000	0.0010	Services Rendered	Section 4(2)
11/30/2016	Allred, Wilcox & Hartley PLLC	502,375	0.0300	Services Rendered	Section 4(2)
12/2/2016	Jesse Guzman	2,000,000	0.0170	Shares Sold	Rule 506
12/7/2016	Joshua Shipkowski	500,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Christian Vega	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Kathy Fernandez	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	JoAnn Flaherty	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Nicholas Grisaffi	300,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Charles Smith	2,500,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	David Seeberger	700,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Jens Mielke	700,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Robert Smith	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Rick Depp	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Michael Welch	755,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Jerome Grisaffi	700,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Winton Morrison	350,000	0.0348	Services Rendered	Section 4(2)
12/7/2016	Jerry Grisaffi	3,069,736	0.0348	Services Rendered	Section 4(2)
12/7/2016	Jens Mielke	1,135,353	0.0348	Services Rendered	Section 4(2)
12/8/2016	Tomas Gonzalez	500,000	0.0170	Shares Sold	Rule 506
12/9/2016	Alain Salem	5,000,000	0.0100	Shares Sold	Rule 506
12/13/2016	Michael Welch	562,800	0.0100	Note Payable Conversion	Rule 506
12/13/2016	John Stote	325,000	0.0200	Shares Sold	Rule 506
12/15/2016	Eagle Manufacturing Solutions	1,445,588	0.0170	Shares Sold	Rule 506
12/15/2016	Eason L Wright	1,239,706	0.0170	Shares Sold	Rule 506
12/22/2016	1910625 Alberta Limited	6,800,000	0.0500	Note Payable Conversion	Rule 506
12/28/2016	Thomas Morrow	250,000	0.0200	Shares Sold	Rule 506
12/30/2016	Stephen Harris	75,000	0.0373	Services Rendered	Section 4(2)
12/30/2016	Stacy Thornburg	75,000	0.0373	Services Rendered	Section 4(2)
12/30/2016	Lilly Li	5,000,000	0.0010	Exercise of Warrants	Rule 506
1/3/2017	Louis G. Walz	588,236	0.0170	Shares Sold	Rule 506
1/3/2017	Ruth Kerico	500,000	0.0200	Shares Sold	Rule 506
1/3/2017	Bruce Wunsch	100,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Eagle Manufacturing Solutions	491,176	0.0170	Services Rendered	Section 4(2)
1/3/2017	Patricia Ann Wright	150,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Eason Wright	500,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	John Jay Saldi	100,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Earl Pontillo	250,000	0.0200	Shares Sold	Rule 506
1/3/2017	Ann M. Wieringa	900,000	0.0170	Shares Sold	Rule 506
1/4/2017	Ann M. Wieringa	900,000	0.0300	Shares Sold	Rule 506
1/4/2017	Vista Capital Investments	10,000,000	0.0200	Shares Sold	Rule 506
1/6/2017	Eagle Manufacturing Solutions	1,588,236	0.0170	Shares Sold	Rule 506
1/6/2017	Leroy Wheeler	185,185	0.0270	Shares Sold	Rule 506
1/6/2017	David Economon	200,000	0.0170	Shares Sold	Rule 506
1/6/2017	Robert & Kimberly Payne	200,000	0.0250	Shares Sold	Rule 506
1/6/2017	Tammie L. Borders	200,000	0.0250	Shares Sold	Rule 506
1/6/2017	Fred and Linda Borders	600,000	0.0250	Shares Sold	Rule 506
1/12/2017	ValueCorp Trading Company	1,000,000	0.0200	Shares Sold	Rule 506
1/17/2017	John R Anderson	166,667	0.0300	Shares Sold	Rule 506
1/17/2017	Muleshoe Ranch	166,667	0.0300	Shares Sold	Rule 506
1/17/2017	Steve Gill (Shelving Exchange)	166,667	0.0300	Shares Sold	Rule 506
1/18/2017	David Economon	350,000	0.0200	Shares Sold	Rule 506
1/20/2017	Howard Bruckner	200,000	0.0500	Shares Sold	Rule 506
1/20/2017	Brooks Goodson	300,000	0.0500	Shares Sold	Rule 506
1/20/2017	Robert & Kimberly Payne	100,000	0.0500	Shares Sold	Rule 506
1/23/2017	Ronnie Neu	555,556	0.0270	Shares Sold	Rule 506
1/23/2017	Patricia Ann Wright	285,714	0.0350	Shares Sold	Rule 506
1/23/2017	Crackerjack Classic LLC	1,500,000	0.0010	Exercise of Warrants	Rule 506
1/24/2017	Arthur Rezac	100,000	0.0500	Shares Sold	Rule 506
1/27/2017	Patrick Dennehy	100,000	0.0500	Shares Sold	Rule 506
2/1/2017	William Penz	200,000	0.0500	Shares Sold	Rule 506
2/15/2017	Yael Moyal	2,571,429	0.0350	Shares Sold	Rule 506
2/17/2017	Richard B Main	222,222	0.0450	Shares Sold	Rule 506
2/22/2017	Lily Li	10,000,000	0.1150	Services Rendered	Section 4(2)
2/24/2017	Thomas O. Layman	200,000	0.0500	Shares Sold	Rule 506
2/27/2017	Allred, Wilcox, & Hartley PLLC	181,600	0.0840	Services Rendered	Section 4(2)
2/27/2017	Yeal Moyal	1,285,714	0.0350	Shares Sold	Rule 506
2/27/2017	Kathy Fernandez	100,000	0.0200	Shares Sold	Rule 506
2/27/2017	Mark Ussery	100,000	0.1100	Services Rendered	Section 4(2)
2/27/2017	Terry Niedecken	100,000	0.1100	Services Rendered	Section 4(2)
3/1/2017	Kathy Fernandez	505,096	0.0100	Note Payable Conversion	Rule 506
3/27/2017	EPIC Group One	11,000,000	0.0850	Services Rendered	Section 4(2)
3/31/2017	Jens Mielke	357,143	0.0420	Services Rendered	Section 4(2)
3/31/2017	Michael Welch	206,044	0.0420	Services Rendered	Section 4(2)
3/31/2017	David Seeberger	137,363	0.0420	Services Rendered	Section 4(2)
4/7/2017	Small Cap Voice	300,000	0.0877	Services Rendered	Section 4(2)
6/29/2017	Morris Rafi	1,534,089	0.0349	Note Payable Conversion	Rule 506
8/23/2017	Universal Consulting LLC	3,147,288	0.0100	Note Payable Conversion	Rule 506
9/15/2017	Homie Doroodian	3,093,640	0.0177	Note Payable Conversion	Rule 506

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system (www.otcmarkets.com) under the trading ticker “RMHB.”  The following tables set forth the range of high and low prices for our common stock for the two most recent fiscal years, as reported on the OTC Market Group’s quotation system. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2016	$0.10	$0.00
Second Quarter 2016	$0.20	$0.10
Third Quarter 2016	$0.10	$0.06
Fourth Quarter 2016	$0.10	$0.03
First Quarter 2017	$0.04	$0.03
Second Quarter 2017	$0.07	$0.03
Third Quarter 2017	$0.15	$0.04
Fourth Quarter 2017	$0.10	$0.07

On October 10, 2017, the last sales price per share of our common stock was $0.0297.

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

Holders of Our Common Stock

As of October,9 2017, there were approximately 17,700 holders of record of our common stock .

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

In April and June 2017, a Board member was granted 7,000,000 and 13,000,000 options to purchase common stock, respectively. In May 2017 another Board member was granted 7,000,000 options. An additional 350,000 options were granted to a consultant to the Company in April 2017. All options were granted through the 2017 Incentive Plan.

On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 65,000,000.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains certain forward-looking statements as defined by federal securities laws.  For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions.  Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by such statements.  The forward-looking information is based on various factors and was derived using numerous assumptions.  For these statements, we claim the protection of the “bespeaks caution” doctrine. Such forward-looking statements include, but are not limited to:

•	Statements regarding our anticipated financial and operating results, including increases in and anticipated sources of revenues;
•	Predictions regarding the outcome of pending legal proceedings and the impact on us of pending legal proceedings;
•	Statements regarding anticipated changes in expenses;
•	Statements regarding our goals, intensions, plans and expectations, including selling and marketing plans generally, the introduction of new products, and markets and locations we intend to target in the future
•	Statements regarding expanded business opportunities in FY 2018;
•	Our expectation that we will sell securities on our balance sheet;
•	Our expectation regarding repayment of loans;
•	Expected uses of cash in FY2018; and
•	Statements with respect to having adequate liquidity

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Negative changes in public sentiment towards acceptance of the use of hemp- and CBD-infused drinks and other products;
•	Other regulatory developments that could limit the market for our products;
•	Our ability to successfully integrate acquired entities;
•	Competitive developments, including the possibility of new entrants into our primary markets;
•	The loss of key personnel; and
•	Other risks discussed in this document

Overview

The Company generates revenue from finished product sales to distributors (resellers), retailers and consumers. The wholesale market for the Company’s products includes all retailers in the convenience and grocery store channels as well as a number of specialty retail niche markets including health food, “smoke shop,” and novelty stores. Additionally, the Company has an online retail presence on Amazon.com and via our Company websites.

Results of Operations

Year Ended June 30, 2017 Compared to Year Ended June 30, 2016

Financial Summary

The Company’s sales for the year ended June 30, 2017 were $401,974 compared to $1,075,476 for the year ended June 30, 2016.

The Company’s net loss for the year ended June 30, 2017 was $9,276,251 compared to net income of $2,325,726 for the year ended June 30, 2016.

Sales

For the year ended June 30, 2017, sales were $401,974 compared to $1,075,476 for the year ended June 30, 2016, a decrease of $673,502 or 63%. The sales decrease was driven by the lack of funding for inventory production, direct sales support, and advertising and promotion of the Company’s products, as well as a restructuring of our outside broker agreements, and product returns. In the year ended June 30, 2017 sales consisted of approximately 80% distributor sales and 20% online sales, compared to 93% distributor sales and 7% online sales for the year ended June 30, 2016.

Cost of Sales

For the year ended June 30, 2017, cost of sales was $251,920 or 63% of sales, versus $1,134,636 or 105% of sales for the year ended June 30, 2016, a decrease of $882,716 or 78%. In 2017 the Company recorded inventory obsolescence expense of $100,998 compared to $725,718 in 2016, resulting in a lower cost of sales percentage. In 2017 the obsolescence expense was comprised of a $72,161 write-off of the remaining “mountain can” packaging and a $28,837 write-off of the Company’s expired brownie inventory. In 2016 the obsolescence expense related primarily to expiring hemp-infused beverage product.

Operating Expenses

For the year ended June 30, 2017, operating expenses were $7,265,097 or 1,807% of sales, compared to $3,649,412 or 339% of sales for the year ended June 30, 2016, an increase of $3,615,685 or 99%. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the year ended June 30, 2017, general and administrative expenses were $5,751,464 or 1,431% of sales, compared to $2,142,984 or 199% of sales for the year ended June 30, 2016, an increase of $3,608,480 or 168%. The increase in general and administrative expenses in 2017 was driven by an increase in officer and employee compensation, including approximately $1,439,096 in stock option-related compensation to two new outside Board Directors in the fourth quarter of fiscal year 2017, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Advertising and Marketing

For the year ended June 30, 2017, advertising and marketing expenses were $1,513,633 or 377% of sales, compared to $1,340,428 or 125% of sales for the year ended June 30, 2016, an increase of $173,205 or 13%. The increase in advertising and marketing expenses in 2017 was due to increased promotional spending, broker commissions, promotions contractors, and advertising and promotional expenses related to the startup of the Eagle Spirit water brand.

Impairment

For the year ended June 30, 2016, the Company recorded an impairment expense of $166,000 related to its investment in Dollar Shots Club. This represented a 100% impairment on this investment. There was no impairment recorded during the year ended June 30, 2017.

Other (Income) Expense

Interest Expense

For the year ended June 30, 2017, interest expense was $1,044,431, compared to $203,496 for the year ended June 30, 2016, an increase of $573,907 or 282%. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2017.

Debt Inducement Expense

During the year ended June 30, 2016, the Company recorded debt inducement expense of $3,887,618. In order to induce the holder of certain convertible debt to convert his note, he was issued warrants to purchase 41,454,851 shares of common stock at a reduced price. There was no debt inducement expense in 2017.

Loss on Extinguishment of Debt

During the year ended June 30, 2016, the Company recorded a loss of $945,838 on the extinguishment of debt related to the settlement of convertible debt. There was no extinguishment of debt in 2017.

Gain on Change in Redemption Value of Series C Preferred Stock

For the year ended June 30, 2017, the Company recorded a gain of $834,242 on the change in the redemption value of the Series C Preferred stock. The redemption value of the Series C Preferred stock is determined based on a formula in the Company’s amended Articles of Incorporation. There was no change in the redemption value during the year ended June 30, 2016.

Gain on Change in Fair Value of Derivative Liability

For the year ended June 30, 2017, the Company recorded a loss on the change in fair value of derivative liability of $1,951,019 compared to a gain of $11,071,250 for the year ended June 30, 2016. In 2017 the loss resulted from the increase in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, over the period from July 1, 2016 to June 30, 2017. The gain in 2016 resulted from a decrease in the price of the Company’s stock during the year ended June 30, 2016 and the related decrease in the derivative liability.

Income Taxes

For the years ended June 30, 2017 and 2016, the Company recorded no income tax benefit due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets of $1,153,976, consisting of cash of $91,675, accounts receivable (net) of $63,268, inventory of $224,695, and prepaid expenses and other current assets of $774,338. As of June 30, 2017, we had current liabilities of $8,583,643, consisting of accounts payable and accrued liabilities of $441,188, related party convertible notes payable (net) of $266,247, convertible notes payable (net) of $733,253, other notes payable of $26,130, redemption value of Series C Preferred stock of $1,661,424, accrued interest of $382,820, and derivative liability of $5,072,579. During the year ended June 30, 2017, the Company received proceeds of $991,350 related to private offering stock sales of 65,667,587 shares of common stock. Sales prices ranged from $.001 to $.05 per share.

Cash flows from operating activities

Net cash used in operating activities during the years ended June 30, 2017 and 2016 was $1,902,790 and $1,779,167, respectively. In both years the Company used funds for inventory production, sales and promotions, and administrative expenses. The increase in cash used in operating activities during the year ended June 30, 2017 was a result of increased officer and employee compensation, rent and storage expenses, and expenses related to the startup of the Eagle Spirit Water brand.

Cash flows from investing activities

Net cash used in investing activities during the years ended June 30, 2017 and 2016 was $89,870 and $119,042, respectively. In 2017 the Company invested in the startup of the Eagle Spirit Water brands as well as delivery vehicles and computer equipment. During 2016 the Company’s investment primarily related to the acquisition of several delivery vehicles.

Cash flows from financing activities

Net cash provided by financing activities during the years ended June 30, 2017 and 2016 was $1,982,080 and $1,904,738, respectively. In both years, over 50% of the net cash provided by financing activities was from the proceeds of sales of common stock with the remainder coming from net proceeds of notes payable. In 2017 the Company received proceeds of $991,350 from the issuance of common stock, compared to $1,282,406 in 2016.

Material Indebtedness

As of June 30, 2017 and 2016 the Company’s outstanding debt totaled $1,634,580 and $895,832, respectively. The increase in debt during 2017 was to fund the Company’s operations, including inventory production and the startup of the Eagle Spirit Water brand.

Recently, our operations have been funded primarily through the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.001 to $0.024, or at a specified percentage discount off market prices. Discounts are generally 50% and based on a contracted look-back period. Interest rates on our notes payable range from 6% to 8%. Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.

The Company has the following formal funding arrangement:

•	Eagle Equities, LLC – On July 28, 2017 we executed an agreement with Eagle Equities, LLC (“Eagle Equities”) to sell up to $500,000 in convertible notes to Eagle Equities. On that same date, we issued a 12-month, convertible note bearing interest at 8% to Eagle Equities in exchange for funding $220,000, net of fees. The note is convertible to common stock at a 45% discount to market based on a look-back formula. The Company has the ability to obtain additional funding of $220,000 by issuing another convertible note to Eagle Equities eight months from the date of the original note.

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

In connection with the conversion, and as an inducement for the debt holder to convert, the Company issued him two warrants to purchase a total of 55,096,825 shares of the Company’s common stock at an exercise price per share of the lesser of $.005 or an eighty percent discount to the average of the five lowest bid prices during the 30 trading days prior to the date of exercise. The warrant may be exercised, in whole or in part, beginning on the date which is the earlier of six months from the Company becoming a Reporting Company (as defined in the warrant) or one year from the date of issuance. The warrant is for a period of 3 years, and contains customary anti-dilution provisions.

In October 2015, the Company entered into a $500,000 note payable at 12% simple interest for a one-year period with Roy Meadows. The note is convertible upon maturity if not paid by the company prior thereto at $0.02 per share and a 25,000,000 share maximum. There is an option to renew with a fee of 10% principle and accrued interest.

Our prior disclosures indicating that Mr. Meadows was an affiliate of the Company were made in error. We affirm that Mr. Meadows is not, and never has been, an “affiliate” of the Company within the meaning of Rule 144(a)(1) or otherwise.

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

Future Liquidity Requirements

The anticipated operational shortfall for the next twelve months is approximately $2,000,000. The Company plans to utilize the Eagle Equities agreement to partially fund our operating needs and anticipates securing an equity financing arrangement or line of credit to meet its additional needs over the next 12 to 24 months. This would finance inventory production, advertising and marketing, and other working capital needs.

We anticipate that initial funds raised will be through debt financing with additional capital raised through the sale of restricted securities through an offering memorandum, the structure of which has yet to be determined.

Plans for Meeting Debt Obligations and Reaching Profitability

Going forward, the Company intends to fund its operations and meet its debt obligations through:

•	Generating revenue through our sales and marketing efforts in our day-to-day operations.

•	Selling common stock and debt directly to accredited investors.

We project increased sales revenue in fiscal year 2018 as we execute our updated strategy, which includes updating our can design and formulas.

We intend to retain our future earnings in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future.

Going forward, the Company intends to achieve profitability by:

1.	Updating and maintaining its long-term strategic plan

The Company has recently updated its long-term strategic plan. Management’s goal is to become the category leader in the hemp-infused beverage market, a segment of the functional beverage market. Functional beverages, or beverages that convey health benefits, are the fastest growing segment within the beverage market.

2.	Focusing on core products

The Company is developing four newly reformulated, sugar-free, non-energy, hemp-infused beverage flavors. In addition to the new formulas, the beverages will feature 12 oz. cans, an all-new look and will replace all current hemp-infused beverage offerings. Two of the four beverage flavors will be carbonated. Flavor choices will be similar to past offerings. Management plans to begin production on the new beverages in January 2018. Marketing will focus on the health benefits of hemp, including Omega-3 and Omega-6 fatty acids, amino acids, and natural, plant-based fiber.

The Company is also reviewing its other product offerings, but there are no immediate plans to produce additional Relaxation Brownies or energy shots.

The Board of Directors is currently evaluating its plans with regard to the Eagle Spirit Water business.

3.	Revising its go-to-market strategy

The Company is re-assessing its go-to-market strategy. Specifically, channels of distribution and distributor and broker agreements are being reviewed.

4.	Concentrating on key markets

Management plans to focus on key domestic markets.

5.	Re-building its team of senior executives

The Company plans to hire a Vice President of Sales and a Director of Marketing during fiscal year 2018. These executives will be key to the successful roll-out of the Company’s newly reformulated products and key market strategy.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet arrangements

Going Concern

The Company has a shareholders’ deficit of $7,304,278, an accumulated deficit of $26,154,633 as of June 30, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On February 28, 2017, LSW Holdings, LLC (“LSW”) purchased all outstanding shares of Series A Preferred Stock from our former controlling shareholder. Our Vice President of International Sales is the Managing Member of LSW. Both parties to the agreement assured management that the purchase agreement requires LSW to provide the Company sufficient capital to move forward with its expansion plans. Management has recently obtained the executed agreement and determined that agreement contains no such requirement. As a result, management is actively pursuing other funding arrangements with outside investors and creditors.

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

The derivative liability, which relates to the conversion feature of convertible debt and common stock warrants and options, is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2015	$11,504,057
Issued during the year ended June 30, 2016	3,887,618
Converted during the year ended June 30, 2016	$($2,102,681)
Change in fair value recognized in operations	$($11,071,250)
Balance, June 30, 2016	$$2,217,744

Issued during the year ended June 30, 2017	$1,383,650
Exercises/Conversions	$(479,834)
Change in fair value recognized in operations	$1,951,019
Balance, June 30, 2017	$5,072,579

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2017 and June 30, 2016:

	2017	2016
Estimated Dividends	None	None
Expected Volatility	114%	45%
Risk Free Interest Rate	.84%	.12%
Expected Term	.1 to 2.0 years	.1 to 5.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company recorded an impairment charge of $166,000 during the year ended June 30, 2016. No impairment charge was recorded during the year ended June 30, 2017.

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

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly, unless otherwise noted, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

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

Recently Issued Accounting Pronouncements

Unless otherwise noted, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of our election, our financial statements may not be comparable with other public companies.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for the Company beginning July 1, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning July 1, 2019. The Company is currently evaluating the impact of ASU 2014-09, including the transition method, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments will be effective for the Company beginning July 1, 2018. If the Company chooses retrospective application, the impact of ASU 2015-17 would not be material to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning July 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning July 1, 2018 and will require us to prospectively recognize excess tax benefits and tax deficiencies in the consolidated statement of income when the awards vest or are settled. Additionally, the guidance requires excess tax benefits to be presented as an operating activity in the statement of cash flows rather than as a financing activity. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning July 1, 2021 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning July 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Paritz & Company, P.A., Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2017 and 2016
F-3	Consolidated Statements of Operations for the years ended June 30, 2017 and 2016
F-4	Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016
F-5	Consolidated Statements of Shareholder’s Deficit for the years ended June 30, 2017 and 2016
F-6	Notes to Consolidated Financial Statements.

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rocky Mountain High Brands, Inc.

We have audited the accompanying consolidated balance sheets of Rocky Mountain High Brands, Inc as of June 30, 2017 and 2016 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain High Brands, Inc.as of June 30, 2017 and 2016, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 3 to the financial statements the Company has a shareholders’ deficit of $7,304,278, an accumulated deficit of $26,154,633 at June 30, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

October 11, 2017

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
CURRENT ASSETS

Cash	$91,675	$102,255
Accounts Receivable, net of allowance of $138,373 and $60,163, respectively	63,268	20,377
Inventory	224,695	290,368
Prepaid Expenses and Other Current Assets	774,338	1,716,551
TOTAL CURRENT ASSETS	1,153,976	2,129,551

Property and Equipment, net	48,133	92,208
Other Assets	77,256	33,230

TOTAL ASSETS	$1,279,365	$2,254,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$441,190	$337,866
Related Party Convertible Notes Payable, net of debt discount	266,247	20,730
Convertible Notes Payable, net of debt discount	733,253	597,500
Note Payable-Other	26,130	-
Redemption Value of Series C Preferred Stock	1,661,424	2,495,666
Accrued Interest	382,820	58,399
Deferred Revenue	-	500,000
Derivative Liability	5,072,579	2,217,744
TOTAL CURRENT LIABILITIES	8,583,643	6,227,905

SHAREHOLDERS’ DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2017 and 30, 2016	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 5,000,000 shares authorized as of June 30, 2017 and June 30, 2016	-	-
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized; (1,107,607 Classified as a liability as of June 30, 2017 and June 30, 2016)
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock - Par Value of $.001 950,000,000 shares authorized as of June 30, 2017; 786,525,118 shares issued and outstanding as of June 30, 2017; 800,000,000 shares authorized as of June 30, 2016; 537,989,764 shares issued and outstanding as of June 30, 2016	786,525	537,990
Additional Paid In Capital	18,062,830	12,366,476
Accumulated Deficit	(26,154,633)	(16,878,382)
TOTAL SHAREHOLDERS’ DEFICIT	(7,304,278)	(3,972,916)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,279,365	$2,254,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

 Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

	Year Ended
	June 30, 2017	June 30, 2016

Sales	$401,974	$1,075,476

Cost of Sales	150,922	408,918
Inventory Obsolescence	100,998	725,718

Gross Profit (Loss)	150,054	(59,160)

Operating Expenses
General and Administrative	5,751,464	2,142,984
Advertising and Marketing	1,513,633	1,340,428
Impairment	-	166,000
Total Operating Expenses	7,265,097	3,649,412

Loss from Operations	(7,115,043)	(3,708,572)

Other (Income) Expenses:
Interest Expense	1,044,431	203,496
Debt Inducement Expense	-	3,887,618
Loss on Extinguishment of Debt	-	945,838
Gain on Change in Redemption Value of Series C Preferred Stock	(834,242)	–
(Gain) Loss on Change in Fair Value of Derivative Liability	1,951,019	(11,071,250)
Total Other (Income) Expenses:	2,161,208	(6,034,298)

Income (Loss) Before Income Tax Provision	(9,276,251)	2,325,726

Income Tax Provision	-	-

Net Income (Loss)	$(9,276,251)	$2,325,726

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$0.01

Weighted Average Shares Outstanding	699,508,915	474,571,836

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net Income (Loss)	$(9,276,251)	$2,325,726
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,917,159	611,881
Stock-based payments to vendors	1,013,351	-
Warrants issued for services rendered	2,074,228
Non-cash interest expense	1,044,431	203,496
Impairment expense	-	166,000
Gain on change in redemption value of Series C Preferred stock	(834,242)
(Gain) Loss on change in fair value of derivative liability	1,951,019	(11,071,250)
Loss on extinguishment of debt	-	945,838
Warrants issued for debt inducement	-	3,887,618
Bad debt expense	184,966	152,750
Loss on disposal of equipment	59,133	1,560
Depreciation expense	30,786	22,122
Inventory write-off	100,998	725,728
Changes in operating assets and liabilities:
Accounts receivable	(227,857)	(40,926)
Inventory	(35,325)	(260,625)
Prepaid expenses	(8,508)	(48,940)
Other assets	-	(13,486)
Accounts payable and accrued liabilities	103,322	144,853
Deferred revenue	-	470,048
NET CASH USED IN OPERATING ACTIVITIES	(1,902,790)	(1,779,167)

Investing Activities:
Investment in Rocky Mountain High Water Company	(44,026)	-
Investment in product development		(19,400)
Acquisition of property and equipment	(45,844)	(99,642)
NET CASH USED IN INVESTING ACTIVITIES	(89,870)	(119,042)

Financing Activities:
Proceeds from issuance of convertible notes	700,000	500,000
Proceeds from issuance of related party convertible notes	289,600	318,332
Repayment of convertible notes	-	(165,000)
Repayment of related party convertible notes	(25,000)	(31,000)
Proceeds from issuance of note payable-other	35,960	318,332
Repayment of note payable-other	(9,830)	-
Proceeds from issuance of common stock	991,350	1,282,406

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,982,080	1,904,738

INCREASE (DECREASE) IN CASH	(10,580)	6,529

CASH - BEGINNING OF YEAR	102,255	95,726

CASH - END OF YEAR	$91,675	$102,255

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$189,455	$143,600
Common stock issued for acquisition	$-	$166,000
Debt and accrued interest converted for common stock	$504,736	$-
Common stock issued as part of a legal settlement	$500,000	$-
Derivative liability incurred for debt discount	$659,150	$-
Beneficial conversion feature recognized as debt discount	$212,771	$-
Series C preferred stock issued for conversion of debt	$-	$2,495,666
Conversion of debt to common stock	$348,532	$179,220
Derivative liability relieved upon conversion of related debt	$352,625	$2,102,681

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Shareholders’ Deficit

	Common Stock		Preferred Stock A		Preferred Stock C				Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares		Amount	APIC	Deficit	(Deficit)
Balance - June 30, 2015	400,356,154	$400,356	1,000,000	$1,000	—		$—	$7,625,395	$(19,204,108)	$(11,177,357)
										—
Shares issued for acquisition	2,000,000	2,000						164,000		166,000

Shares issued for services rendered	5,107,143	5,107						248,959		254,066

Shares issued upon conversion of convertible notes	103,005,455	103,005						1,067,843		1,170,848

Issuance of common stock for cash	38,521,012	38,521						1,243,885		1,282,406
										—
Return of employee shares as part of settlement agreements	(11,000,000)	(11,000)						(148,940)		(159,940)

Warrants issued for compensation								1,244,661		1,244,661

Beneficial conversion feature on convertible related party notes payable								298,332		298,332

Gain on extinguishment of related party convertible notes								622,342		622,342

Net income for the year ended June 30, 2016	—	—	—	—	—		—	—	2,325,726	2,325,726

Balance - June 30, 2016	537,989,764	$537,990	1,000,000	$1,000		$		$12,366,477	$(16,878,382)	$(3,972,916)
										—
Issuance of common stock for cash	65,667,587	65,668						925,682		991,350

Shares issued for services rendered	28,724,139	28,724						979,903		1,008,627

Shares issued for compensation	22,634,107	22,634						993,052		1,015,686

Shares issued upon conversion of convertible notes	77,800,687	77,801						320,997		398,798

Cashless warrant exercise	46,908,834	46,909						311,614		358,523
										—
Shares issued as part of legal settlement	6,800,000	6,800						493,200		500,000

Stock option issued for services rendered								1,459,134		1,459,134

Beneficial conversion feature on convertible notes payable								212,771		212,771

Net loss for the year ended June 30, 2017	—	—	—	—	—		—	—	(9,276,251)	(9,276,251)

Balance - June 30, 2017	786,525,118	$786,525	1,000,000	$1,000			$–	$18,062,830	$(26,154,633)	$(7,304,278)

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

RMHB has developed and is currently selling in the marketplace a lineup of five hemp-infused beverages and 2oz. energy shots through its nationwide distributor network and online. Effective June 30, 2016, the Company entered into a business alliance with Poafpybitty Family, LLC to launch Eagle Spirit Spring Water, a line of purified, high-alkaline spring water sourced from Native American tribal land in Oklahoma.

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

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company, its wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated.

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

The derivative liability, which relates to the conversion feature of convertible debt and common stock warrants and options, is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2015	$11,504,057
Issued during the year ended June 30, 2016	3,887,618
Converted during the year ended June 30, 2016	$(2,102,681)
Change in fair value recognized in operations	$(11,071,250)
Balance, June 30, 2016	$2,217,744

Issued during the year ended June 30, 2017	$1,383,650
Exercises/Conversions	$(479,834)
Change in fair value recognized in operations	$1,951,019
Balance, June 30, 2017	$5,072,579

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2017 and June 30, 2016:

	2017	2016
Estimated Dividends	None	None
Expected Volatility	114%	45%
Risk Free Interest Rate	.84%	.12%
Expected Term	.1 to 2.0 years	.1 to 5.5 years

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

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly, unless otherwise noted, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

Advertising and Marketing

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

Recent Accounting Pronouncements

Unless otherwise noted, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of our election, our financial statements may not be comparable with other public companies.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for the Company beginning July 1, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning July 1, 2019. The Company is currently evaluating the impact of ASU 2014-09, including the transition method, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments will be effective for the Company beginning July 1, 2018. If the Company chooses retrospective application, the impact of ASU 2015-17 would not be material to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning July 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning July 1, 2018 and will require us to prospectively recognize excess tax benefits and tax deficiencies in the consolidated statement of income when the awards vest or are settled. Additionally, the guidance requires excess tax benefits to be presented as an operating activity in the statement of cash flows rather than as a financing activity. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning July 1, 2021 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning July 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $7,304,278, an accumulated deficit of $26,154,633 as of June 30, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On February 28, 2017, LSW Holdings, LLC (“LSW”) purchased all outstanding shares of Series A Preferred Stock from our former controlling shareholder. Our Vice President of International Sales is the Managing Member of LSW. Both parties to the agreement assured management that the purchase agreement requires LSW to provide the Company sufficient capital to move forward with its expansion plans. Management has recently obtained the executed agreement and determined that agreement contains no such requirement. As a result, management is actively pursuing other funding arrangements with outside investors and creditors.

NOTE 4 – Inventory

As of June 30, 2017 and 2016 inventory consisted of the following:

	June 30, 2017	June 30, 2016
Finished inventory	$216,711	$290,368
Raw materials and packaging	7,984	—
Total	$224,695	$290,368

NOTE 5 – Prepaid Expenses and Other Current Assets

As of June 30, 2017 and 2016 prepaid expenses and other current assets consisted of the following:

F-11

	2017	2016
Prepaid officers’ compensation	$521,916	$1,334,261
Prepaid directors’ compensation	206,090	323,855
Prepaid marketing expenses	19,250	33,000
Other prepaid expenses and current assets	27,082	25,435
Total	$774,338	$1,716,551

NOTE 6 – Property and Equipment

As of June 30, 2017 and 2016 property and equipment consisted of the following:

	June 30, 2017	June 30, 2016
Vehicles	$29,598	$112,817
Furniture and equipment	41,042	343
Personal computers	3,315	1,170
	73,955	114,330
Less: accumulated depreciation	25,822	22,122
Total	$48,133	$92,208

NOTE 7 – Investments

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

As of June 30, 2016, the Company concluded that the investment was impaired and recorded an impairment on this investment of $166,000.

NOTE 8 – Convertible Notes Payable

As of June 30, 2017 and 2016, the Company’s convertible notes payable consisted of the following:

	Interest Rates	Term	June 30, 2017	June 30, 2016
Convertible notes payable	6% - 12%	0 - 2 years	$1,115,000	$597,500
Discount			(381,747)	—
Total			$733,253	$597,500

The convertible notes are convertible to shares of the Company’s common stock at prices ranging from $.01 to 50% of market price. For the years ended June 30, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $172,594 and $26,762, respectively.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded $222,127 and $0 of interest expense for the years ended June 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

NOTE 9 – Related Party Notes Payable

As of June 30, 2017 and 2016, the Company’s related party convertible notes payable consisted of the following:

	Interest Rate	Term	March 31, 2017	June 30, 2016
Related party convertible notes payable	6%	0 - 1 year	$493,450	$298,332
Discount			(227,203)	(277,602)
Total			$266,247	$20,730

The related party convertible notes are convertible to shares of the Company’s common stock at prices ranging from $.01 to 50% of market price. For the years ended June 30, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $337,852 and $16,308, respectively.

As of June 30, 2017, Jerry Grisaffi, our former Chairman of the Board, held two notes payable with principal amounts of $200,150 and $184,300. The $200,150 note, which is due on December 19, 2017, converts at 50% of the average of the 3 lowest bid prices of the common stock during the 10 days prior to the conversion. The $184,300 note, which has been renewed through December 30, 2017, is convertible at $.01 with an anti-dilutive clause that becomes effective with any dilution of the Company’s common stock greater than 1% of the shares outstanding at the time of split. Both notes accrue interest at 6%.

During the year ended June 30, 2017 the Company made two (nonconvertible) notes payable to Mr. Grisaffi in connection with loans and previously recorded as deferred compensation. The Company repaid $25,000 on these notes during the fourth quarter of 2017. The remaining balance of principal and interest was converted to the $200,150 convertible note payable. Prior to conversion, interest expense on the notes was $2,939 for the year ended June 30, 2017.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded $44,901 and $0 of interest expense for the years ended June 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

NOTE 10 – Note Payable-Other

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. The balance on the note was $26,130 on June 30, 2017. For the year ended June 30, 2017, interest expense on this note was $1,755.

NOTE 11 – Deferred Revenue

In June 2015, the Company entered into an exclusive manufacture and supply agreement with Rodney Peterson (an unrelated third party) or his designee, Rocky Mountain High Canada, Inc. (RMHC) for distribution rights to RMHC. Under the agreement, RMHC was required to pay the Company $500,000 before June 30, 2015 and submit an additional $150,000 prior to a production run of 1,000,000 cans of product covered under the agreement. The Company received $200,000 on July 29, 2015 and $300,000 on August 28, 2015, which was recorded as deferred revenue as of June 30, 2016. The additional $150,000 was not received. The Company filed a breach of contract lawsuit with the objective of recovering outstanding obligations. During the year ended June 30, 2017 the Company settled the case with RMHC and issued 6,800,000 shares of common stock in exchange for the $500,000 already received.

NOTE 12 – Shareholders’ Deficit

Common Stock

During the year ended June 30, 2017 the Company issued 248,535,354 shares of common stock, including 77,800,687 for convertible notes payable conversions, 46,908,834 for warrant exercises, 29,724,139 for services rendered, 21,634,107 for compensation, 6,800,000 as part of a legal settlement, and 65,667,587 for cash. During the year ended June 30, 2016 the Company issued 101,495,350 shares of common stock for convertible notes payable conversions, the acquisition of Dollar Shots Club, cash purchases, and services rendered.

On December 29, 2016 the Company executed a securities purchase agreement for the sale of 1,000,000 shares of its common stock. The agreement includes a “true-up” provision whereby the Company must provide the purchaser additional shares of common stock if the stock price is below a predetermined level six months from the date of the agreement. In accordance with this provision, the Company was also required to reserve 10,000,000 shares of common stock in the event that the true-up provision is triggered. The shares will be released if the provision is not triggered six months from the date of the agreement. The fair value of the true-up calculation was $67,000 at inception of the agreement and $11,000 as of March 31, 2017. The true-up provision expired on June 29, 2017 with no additional shares being issued.

On March 14, 2017, the Board of Directors and holders of a majority of the voting capital stock of the Company approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of common stock from 800,000,000 to 950,000,000. The Board of Directors fixed March 14, 2017 as the record date for determining the holders of its voting capital stock entitled to notice of these actions and receipt of this Information Statement. The increase in the authorization was effective June 7, 2017.

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

Also on March 31, 2017, certain of the Company’s officers and directors returned a total of 25,041,732 shares of common stock to treasury for cancellation. On that same date, these officers and directors were granted an equivalent number of restricted shares of common stock under our 2017 Incentive Plan. The restricted shares so granted may not be transferred, sold, or encumbered until six (6) months from the date of issue.

In April and June 2017, a Board member was granted 7,000,000 and 13,000,000 options to purchase common stock, respectively. In May 2017 another Board member was granted 7,000,000 options. An additional 350,000 options were granted to a consultant to the Company in April 2017. All options were granted through the 2017 Incentive Plan.

On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 65,000,000.

Preferred Stock

On March 14, 2017, the Board of Directors and holders of a majority of the voting capital stock of the Company approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of preferred stock from 10,000,000 to 20,000,000 of which 10,000,000 have been specifically designated to a series of preferred stock and 10,000,000 remain undesignated. The Board of Directors fixed March 14, 2017 as the record date for determining the holders of its voting capital stock entitled to notice of these actions and receipt of this Information Statement. The increase in the authorization was effective June 7, 2017.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred stock authorized and outstanding as of June 30, 2017 and 2016.

On March 13, 2017, our Board of Directors approved a Certificate of Designation for our Series A Preferred stock. This document revises and restates the rights, preferences and features of our Series A Preferred stock, which consists of 1,000,000 shares, all of which are issued and outstanding. Holders of our Series A Preferred stock were formerly entitled to cast 400 votes for every share held, and shares of Series A Preferred stock were convertible to common stock at a rate of 100 shares of common stock for every share of Series A Preferred stock. Following the filing of the Certificate of Designation, holders of Series A Preferred stock were entitled to cast 1,200 votes for every share held, and shares of Series A Convertible Preferred stock were convertible to common stock at a rate of 1,200 shares of common stock for every share of Series A Preferred stock.

On July 5, 2017, the Company amended the Certificate of Designation for our Series A Preferred stock. The amendment changes the conversion ratio of our Series A Preferred stock from 1,200 shares of common stock for every share of Series A Preferred stock to 100 shares of common stock for every share of Series A Preferred stock. The amendment was approved by our board directors and the holder of our Series A Preferred stock.

On July 24, 2017, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series A Preferred stock that changed the voting rights back to 400 votes for every share of Series A Preferred stock.

Series B Preferred Stock

The Company has 5,000,000 shares of Series B Preferred stock authorized and none outstanding as of June 30, 2017 and 2016.

Series C Preferred Stock

The Company amended its Articles of Incorporation on November 13, 2015 to create a Series C Preferred stock, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share has a par value of $.001 and is convertible to 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Preferred C shares. As of June 30, 2017 and 2016 there were 1,107,607 shares of Series C Preferred shares outstanding.

The redemption value of the Series C Preferred stock has been reclassified to current liabilities in accordance with the agreement executed between the Company and the holder of the shares.

Series D Preferred Stock

The Company amended its Articles of Incorporation on March 21, 2016 to create the Series D Preferred stock class, a non-voting, non-interest bearing convertible preferred stock with a par value of $.001. Each Series D preferred share is convertible to 100 shares of common stock. As of June 30, 2017 and 2016, there are no Series D preferred shares outstanding.

Warrants

During the year ended June 30, 2017 the Company granted 9,725,000 warrants to purchase common stock and 47,008,834 were exercised. During the year ended June 30, 2016 the Company granted 39,000,000 warrants to purchase common stock and 3,658,914 were exercised. As of June 30, 2017 and 2016, there were 56,934,325 and 94,218,159 warrants outstanding.

Options

During the fourth quarter of 2017, the Company issued 27,000,000 options to purchase common stock to two new directors. The options have an exercise price ranging from $.035 and $.045 and vested immediately. The Company recognized $1,459,134 as compensation expense. The Company also granted 350,000 options to a vendor at an exercise price of $.045. None of these options had been exercised as of June 30, 2017. There were no options granted or outstanding during fiscal year 2016. The options were valued using the Black-Scholes model using an expected volatility of 114%, expected terms of 2 years, a risk-free interest rate of .84%, and no estimated dividends.

NOTE 12 – Concentrations

During the year ended June 30, 2017, the Company’s two largest customers accounted for approximately 50% and 7% of sales, respectively. During the year ended June 30, 2016, the Company’s two largest customers accounted for approximately 27% and 26% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	2017	2016
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2017 and 2016 consisted of the following:

	2017	2016
Deferred Tax Assets
Net Operating Losses	$4,482,000	$2,227,000
Less: Valuation Allowance	$(4,482,000)	$(2,227,000)
Deferred Tax Assets – Net	—	—

As of June 30, 2017, the Company had approximately $13,184,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 14 – Commitments

Office Lease

The Company has a three-year lease for corporate office space. The lease commenced on September 1, 2016 with monthly payments of $7,715 in year one, $7,972 in year two, and $8,229 in year three. The lease is being accounted for on a straight-line basis over its term.

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

Employee Agreements

The Company has entered into employment agreements with the following Board members and officers:

In 2013, the Company entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, the Company agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to bonus obligations based on the profitability of the Company. The Company issued 1,000,000 shares of Preferred

Series A stock to Mr. Grisaffi under the terms of the agreement. Mr. Grisaffi sold all of his shares of Preferred A stock in 2017 and resigned from the Company’s Board of Directors effective June 30, 2017.

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

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, then Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016.

NOTE 15 – Legal Proceedings

Claims Against Donna Rayburn

RMHB and Rayburn entered into a convertible promissory note dated February 2, 2015 for the original principal amount of $165,000 (with a $5,000 original issue discount). On August 29. 2015, RMHB paid to Rayburn $197,774, representing return of principal and interested earned during the life of the loan. On February 19, 2016, Rayburn issued an additional demand of interest and penalties totaling $99,488. Rayburn has charged $137,262 in interest and penalties on a $160,000 loan for one year and 17 days for an effective annual interest rate of 85.77%. As additional consideration for the note, RMHB was required to issue a warrant to Rayburn for 10,000,000 of common stock.

RMHB has claims against Rayburn for violation of Florida Usury Laws. RMHB will seek a cancellation of the note and additional monetary recovery in the total amount paid to Rayburn, plus additional recovery for all usurious interest charged. RMHB will also seek to void the warrant for 10,000,000 shares of common stock, which was issued under a voidable note. The amount which RMHB will seek from Rayburn is in excess of $300,000.

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016

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

Meadows has initiated arbitration claiming notice of an Arbitration Claim against RMHB. RMHB has objected to this claim, as well as to the arbitration process itself. Meadows seeks damages of $2,947,094. He has further demanded that RMHB comply with an Agreement dated November 16, 2015 which is a part of the litigation described in the disclosure above. This agreement, which was a requirement of Meadows to execute the Exchange Agreement, requires the Company to issue warrants for common stock of 110,760,000 for not redeeming the Series C Preferred Shares by March 24, 2016.

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

The Amended Suit will deal with the following:

RMHB has asserted usury claims in connection with $1,500,000 demand convertible note referenced below in the section pertaining to the Meadows Arbitration Claim. RMHB seeks unspecified monetary damages in connection with the Meadows Note, and further seeks cancellation of warrants for 41,454,851 and 13,641,974 shares of common stock issued to Meadows in connection with the Meadows Note and cancellation of the Meadows Note.

During the six months ended December 31, 2015, the Company issued 68,220,350 shares of common stock for the conversion of $104,220 of convertible debt to Roy Meadows and Trinexus, Inc. prior to executing the exchange agreement to Series C preferred stock.

RMHB believes that as a result of Meadows’ actions in this suit, the Arbitration is effectively waived and that the Court in Seminole County, Florida will resolve this matter.

Meadows has filed a counter claim in this suit for the damages he asserted in the arbitration claim. He has also filed for relief under elderly laws of Florida.

192nd Judicial District Court of Dallas County Texas, filed February 16, 201, DC-17-02058. Rocky Mountain High Brands, Inc. v. Dewmar International BMC, Inc. RMHB filed suit against Dewmar for breach of contract and for an accounting. RMHB is in the process of obtaining a default judgment against Dewmar for its failure to file an answer to the suit.

134th Judicial District Court of Dallas County, Texas, filed April 28, 2017. Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC. RMHB filed suit against Lyonpride for fraud and for declaratory relief with respect to a contract between the parties. RMHB seeks monetary damages against said Defendant.

134th Judicial District Court of Dallas County, Texas. Filed June 26, 2017. Rocky Mountain High Brands, Inc. v Statewide Beverage Company, Inc. RMHB has filed suit for breach of contract, common law fraud and declaratory relief.

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc. Statewide filed a breach of contract claim, dealing with the same fact issues in the above case of RMHB v Statewide. RMHB still has not been served in this case.

NOTE 16 – Acquisitions

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

NOTE 17 – Subsequent Events

Between July 1 and September 27. 2017, the Company issued 6,740,928 shares of common stock. Of these shares, 6,240,928 were for debt conversions and 500,000 were cash purchases.

On July 28, 2017, we executed an agreement with Eagle Equities, LLC (“Eagle Equities”) to sell up to $500,000 in convertible notes to Eagle Equities. On that same date, we issued a 12-month, convertible note bearing interest at 8% to Eagle Equities in exchange for funding $220,000, net of fees. The note is convertible to common stock at a 45% discount to market based on a look-back formula. The Company has the ability to obtain additional funding of $220,000 by issuing another convertible note to Eagle Equities eight months from the date of the original note.

On September 19, 2017, the Board of Directors approved a new Series E Preferred stock. Holders of Series E Preferred stock are entitled to cast 2,000 votes per share of Series E Preferred stock on any proposal to increase our authorized capital stock, with no other voting rights. Upon effectiveness of an increase in our authorized capital stock, all shares of Series E Preferred stock will convert to common stock on a 1 for 1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation.

Also on September 19, 2017, the Board of Directors and holders of a majority of the voting capital stock of the Company, approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of common stock to 4,000,000,000. The increase is expected to be effective in October 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of September 27, 2017, the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Michael Welch	63	Chairman of the Board, President and Chief Executive Officer

Jens Mielke	51	Chief Financial Officer

David Seeberger	61	Director and Vice President, Legal

Charles Smith	60	Director and Chief Operating Officer

Winton Morrison	79	Director

The business background and certain other information about our directors and executive officers is set forth below:

MICHAEL WELCH – CHAIRMAN OF THE BOARD, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Michael Welch joined the Company in January 2016 as Chief Financial Officer. He was appointed President and Chief Executive Officer in February 2016. In September 2017 Mr. Welch was appointed Chairman of the Board of Directors.

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

JENS MIELKE – CHIEF FINANCIAL OFFICER

Jens Mielke joined the Company in August 2016 as Chief Financial Officer.

Mr. Mielke has over 28 years’ experience in accounting and finance leadership positions. Prior to joining RMHB, Mr. Mielke was National Partner, Technical Accounting for Aventine Hill Partners, a Texas-based professional services firm. He founded and led that firm’s Technical Accounting Group where he provided technical accounting and finance services to public and private clients. Prior to Aventine Hill, Mr. Mielke was Chief Financial Officer for a high-growth, publicly-traded retailer, but spent the majority of his career at Deloitte where he was audit partner in the firm’s Dallas office. He also previously served as senior financial analyst at PepsiCo’s corporate headquarters in Purchase, NY. His experience includes working with public and private companies in strategic management, accounting, financial reporting, Sarbanes-Oxley compliance, investor relations, initial and secondary public offerings, mergers, acquisitions and divestitures, process improvement and systems implementations.

Mr. Mielke received his Master and Bachelor of Business Administration degrees from Southern Methodist University. He has been a Certified Public Accountant in the State of Texas since 1991. He serves on the Board of Directors of the Dallas Chapter of Financial Executives International.

CHARLES SMITH – DIRECTOR, CHIEF OPERATING OFFICER, AND PRESIDENT OF EAGLE SPIRIT LAND AND WATER COMPANY

Charles (Chuck) Smith joined the Company in February 2016 as a Director and Chief Operating Officer. In November 2016, Mr. Smith was also appointed President of Eagle Spirit Land & Water Company.

Within the last six years, Mr. Smith has served in several key strategic roles entailing a wide-range of corporate governance. During the time period from 2007 to 2014, Mr. Smith served as a Managing Partner and Managing Member of San Carlos Associates, a multi-million-dollar investment entity located in Dallas, Texas. In addition, until the properties recently sold in 2011, Mr. Smith served as a former Managing Partner and Managing member to several investment partnerships in Midland and El Paso, Texas, with indicated values that exceed $30 million. These properties included Cornerstone Village and Villa De Madison. Similarly, Mr. Smith currently retains a partnership interest and maintains a consulting relationship at Sawyers Mill in Arlington, Texas – an entity that he has maintained a relationship with since the early 1990’s.

Mr. Smith graduated with honors from University of Texas at Dallas with a Bachelor's Degree in Economics and Finance. He has been an active participant in real estate investment opportunities for almost 35 years.

DAVID SEEBERGER – DIRECTOR AND VICE PRESIDENT, LEGAL

David Seeberger joined the Company in March 2016 as Vice President, Legal. In September 2017 Mr. Seeberger was appointed to the Board of Directors.

Mr. Seeberger received his B.A. from Grinnell College in Grinnell, Iowa and earned his J.D. from the University of Toledo - College of Law in Toledo, Ohio. Mr. Seeberger is admitted to practice before the Supreme Court of Texas and the United States District Courts for the Northern and Eastern Districts of Texas. He has also practiced in other State and Federal Courts on a pro hoc basis. Mr. Seeberger is also admitted to practice before the Securities and Exchange Commission (SEC).

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

WINTON MORRISON – INDEPENDENT DIRECTOR

Winton “Win” Morrison joined the Company in February 2016 as a Director.

Mr. Morrison is Principal Broker and Owner of Win Morrison Realty. Mr. Morrison spent many years as an IBM executive, based in the former IBM Kingston facility. He operated his own retail business for a time (the Snowflake Ski Shop), and also worked as an antique dealer for most of his adult life. Mr. Morrison opened the Kingston office of Win Morrison Realty in 1982. Win Morrison Realty now has five offices to serve the region. Currently, the company is actively pursuing expansion into other locations within other parts of the region.

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

Nominating Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Conduct

In August 2017 the Company adopted a Code of Conduct for all directors, officers, employees, and contractors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In 2013, the Company entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, we agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to a bonus of $30,000 annually, or a greater amount as approved by the Company's Board of Directors. We also issued 10,000,000 shares of Series A preferred stock, 1,000,000 shares of Series B preferred stock, and 1,500,000,000 shares of restricted common stock to Mr. Grisaffi under the terms of the agreement. In June 2017, the Company and Mr. Grisaffi entered into a Indemnification and Release Agreement whereby both parties agreed to mutually release each other from the terms of Mr. Grisaffi’s employment agreement.

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

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch, President and CEO (1)	2017	$150,000	$—	$26,274	$—	$—	$—	$—	$176,274
	2016	68,540	—	—	447,654	—	—	10,000	$526,194
Jens Mielke, Chief Financial Officer (2)	2017	98,077	—	24,360	—	—	—	1,892	$124,329
	2016	—	—	—	—	—	—	—	$—
Charles Smith, Chief Operating Officer (3)	2017	—	—	87,000	—	—	—	—	$87,000
	2016	—	—	—	—	—	—	—	$—
David Seeberger, Vice President Legal (4)	2017	120,000	—	24,360	—	—	—	—	$144,360
	2016	38,473	—		268,511	—	—	62,915	$369,899
Lily Li, Vice President of International Sales (5)	2017	—	—	1,150,000	—	—	—	—	$1,150,000
	2016	—	—	—	—	—	—	—	$—
Jerry Grisaffi, Founder, Former Secretary and Former Chairman of the Board (6)	2017	12,946	—	131,187	—	—	—	—	$144,133
	2016	36,923	—	—	—	—	—	22,500	$59,423
Andrew Newsom, Former VP Strategy (7)	2017	—	—	—	—	—	—	—	$—
	2016	—	—	—	175,200	—	—	10,800	$186,000

Narrative Disclosure to the Summary Compensation Table

The Company paid its officers as 1099 Contractors during the first two quarters of 2016 due to the shortage of operating cash in the company during those time periods. All officers were converted to payroll during the third quarter of fiscal year 2016.

1.	Michael Welch was employed as a 1099 contractor in December 2015 and received compensation of $10,000. Mr. Welch initially joined the Company as Chief Financial Officer on January 1, 2016 at a salary of $120,000 per year and also became President and Chief Executive Officer on March 1, 2016 and also served as Chief Financial Officer until August 22, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 which were exercised on July 25, 2016 for 10,434,419 shares of common stock. On February 25, 2017, Mr. Welch agreed to take 60% of his base salary in shares of common stock. During fiscal year 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation.

2.	Jens Mielke joined the Company as Chief Financial Officer on August 22, 2016 at a salary of $120,000 per year. At that time, Mr. Mielke agreed to take 50% of his base salary in shares of common stock. Prior to joining the Company as an officer in August 2016, Mr. Mielke earned $1,892 as a 1099 contractor in July and August 2017. During fiscal year 2017, Mr. Mielke was granted an additional 700,000 shares of common stock as compensation.

3.	Charles (Chuck) Smith is an investor in the Company, and is a member of the Board of Directors and is Chief Operating Officer. He has agreed to forego a salary until the Company is fully-funded. Mr. Smith was awarded 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on February 28, 2016 for his service on the Board of Directors. His options were exercised on July 29, 2016 for 7,216,500 shares of common stock, which is included in the Director Compensation Table. During fiscal year 2017, Mr. Smith was granted 2,500,000 shares of common stock as compensation.

4.	David Seeberger’s contract specifies that he receive compensation at the rate of $120,000 per year once the Company is fully-funded and Mr. Seeberger was awarded 2,000,000 shares of the Company’s common stock on August 21, 2014 valued at $33,200 at the time of issuance. Since the Company has not yet received fully-funded status, he was paid $62,915 in fiscal year 2016 as a 1099 contractor. The Company added Mr. Seeberger to its payroll as of March 1, 2016 at a salary of $120,000 per year. In addition, Mr. Seeberger received 6,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016, which were exercised on July 29, 2016 for 6,282,771 shares of common stock. On February 25, 2017, Mr. Seeberger agreed to take 50% of his base salary in shares of common stock. During fiscal year 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation.

5.	Lily Li was appointed Executive Vice President on December 20, 2016. She agreed to forego a salary, but received compensation via common stock grants. In December 2016, Ms. Li exercised 5,000,000 warrants that had been granted to her prior to her employment with the Company. In February 2017 Ms. Li was granted 10,000,000 shares of common stock as compensation.

6.	Jerry Grisaffi’s employment contract called for compensation at $125,000 per year. In fiscal year 2016 he received $59,423 and in fiscal year 2017 he received $12,946 before he agreed to suspend his salary. In the Indemnification and Release Agreement executed by Mr. Grisaffi and the Company, he agreed to forego $112,054 related to fiscal year 2017 unpaid compensation. Mr. Grisaffi resigned from the Company on June 30, 2017.

7.	Andrew Newsom was employed by the Company as a 1099 contractor in fiscal year 2016 and earned $10,080. In addition, Mr. Newsom received 4,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 that were exercised on July 29, 2016 for 4,188,514 shares of common stock. Mr. Newsom ended his contract with the Company in April 2016.

Outstanding Equity Awards at June 30, 2017 Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Seeberger, Director and VP Legal (1)	—	—	—	—	—	—	—	—	—

Narrative Disclosure to the Outstanding Equity Awards Table

1.	David Seeberger’s employment contract calls for him to be granted 2,000,000 options for shares of common stock at par value any time after January 1, 2015. Mr. Seeberger has not yet been granted those options. If granted, these options would have had a value of $139,000 as of June 30, 2017.

 Compensation of Directors Table

The table below summarizes all compensation paid to our directors during the year ended June 30, 2017:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Name

Charles Smith	$—	$87,000	$—	$—	$—	$—	$87,000
Jerry Grisaffi	12,946	131,187	—	—	—	—	$131,187
Winton Morrison	—	12,180	—	—	—	—	$12,180
Gerry David	16,000	—	1,098,316	—	—	—	$1,114,316
Kevin Harrington	—	—	340,777	—	—	—	$340,777

Narrative Disclosure to the Director Compensation Table

Both Charles Smith and Winton Morrison became Board Members in February 2016 and are not included in this table. As Board members, the Company agreed to issue each of them 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 and exercisable for a five-year period after a one year holding period. Both Mr. Smith and Mr. Morrison exercised their warrants on July 29, 2016 in exchange for 7,216,500 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 27, 2017, the beneficial ownership of the Company’s capital stock by each executive officer and director, by each person known to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. The table gives effect to the Series E Preferred stock approved by the Board of Directors on September 19, 2017 and the issuance of 789,744 shares of Series E Preferred stock issued to our Chairman of the Board on the same day. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 793,266,046 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class(2)	Percent of Voting Power –All Other Actions(3)	Percent of Voting Power – Actions to Increase Authorized Stock(4)
Current Executive Officers & Directors:
Common Stock	Michael R. Welch(5) 10626 Cox Lane Dallas, TX 75229	17,648,097	1.97%	1.41%	57.56%
Common Stock	Jens R. Mielke 4403 Vandelia St. Dallas, TX 75219	2,250,250	0.25%	0.19%	0.08%
Common Stock	Charles Smith 479 Medina Dr. Highland Village, TX 75077	11,964,901	1.34%	1.00%	0.43%
Common Stock	David M. Seeberger 1252 N. Selva Dallas, TX 75218	14,845,074	1.66%	1.24%	0.54%
Common Stock	Winton Morrison 277 Driftwood Rd., SE St. Petersburg, FL 33705	9,629,000	1.08%	0.81%	0.35%
Common Stock	Lily Li(6) 4858 Route 32 Catskill, NY 12414	116,000,000	12.97%	34.86%	15.01%
Common Stock Total of All Current Directors and Officers:		172,337,322	19.27%	39.51%	73.97%

More than 5% Beneficial Owners
Series A Preferred Stock	LSW Holdings, LLC(7)	1,000,000	100%	33.52%	14.43%
Series E Preferred Stock	Michael Welch	789,474	100%	0%	56.96%

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Based on 793,266,046 shares of common stock issued and outstanding as of September 19, 2017, together with 100,000,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 789,474 shares of common stock issuable upon conversion of Series E Preferred Stock (894,055,520 shares total).

(3) Based on a total of 1,193,266,046 possible votes, consisting of: (i) 793,266,046 shares of common stock issued and outstanding as of September 19, 2017; and (ii) 1,000,000 shares of Series A Preferred Stock, which are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 400 votes for each share held.

(4) Based on a total of 2,772,214,046 possible votes, consisting of: (i) 793,266,046 shares of common stock issued and outstanding as of September 19, 2017; (ii) 1,000,000 shares of Series A Preferred Stock, which are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 400 votes for each share held; and (iii) 789,474 shares of Series E Preferred Stock, which are entitled to cast 2,000 votes on any proposal to increase our authorized capital stock, with no other voting rights

(5) Beneficial ownership for Michael Welch includes 16,858,623 shares of common stock, and 789,474 shares of Series E Preferred Stock, which are convertible to common stock on a 1 for 1 basis, and which are entitled to cast 2,000 votes on any proposal to increase our authorized capital stock, with no other voting rights.

(6) Beneficial ownership for Lily Li includes 16,000,000 shares of common stock, and 1,000,000 shares of Series A Preferred Stock, which are convertible to common stock on a 1 for 100 basis and are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 400 votes for each share held.

(7) Lily Li is the Managing Member of LSW Holdings, LLC, and, in that capacity, she has the authority to direct voting and investment decisions with regard to its shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there have been no transactions or presently proposed transactions since our incorporation to which we have been a participant in which: (1) the amount involved exceeded or will exceed the lesser of: (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and (2) any of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect:

1.	In 2013, we entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, we agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to bonus obligations based on the profitability of the company. We issued 1,000,000 shares of Preferred Series A stock to Mr. Grisaffi under the terms of the agreement.

2.	In 2014, we entered into a five-year employment agreement with Thomas Shuman, our former President. Under the agreement, we agreed to compensate Mr. Shuman at a rate of $120,000 per year and to bonus obligations based on the profitability of the company. We issued 21,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock, exercisable in June 2015 to Mr. Shuman under the terms of the agreement.

3.	On February 15, 2016, the Company terminated its employment agreement with Mr. Shuman. As a part of the settlement with Mr. Shuman, the Company agreed to pay him $30,000 over a three-month period commencing on March 15, 2016. In turn, Mr. Shuman agreed to the cancellation of his warrants to purchase 20,000,000 shares of common stock and returned to the Company 10,000,000 shares of common stock.

4.	In January 2016, the Company entered into a five-year employment agreement with Michael Welch, then Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016. During fiscal year 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation.

5.	In July 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President – Legal. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. During fiscal year 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation.

6.	As of June 30, 2017 and 2016, the Company had notes payable to our former Chairman of the Board and shareholder Jerry Grisaffi $384,450 and $11,000, respectively. Accrued interest on these notes as of June 30, 2017 was $8,291. There was no accrued interest as of June 30, 2016. Two notes comprise the total amount of $384,450 as of June 30, 2017. One note in the amount of $184,300 relates to Mr. Grisaffi’s deferred compensation in fiscal years 2015 and 2016. The other note in the amount of $200,150 relates to advances Mr. Grisaffi made to the Company. Both notes bear interest at 6% and are convertible to common stock at prices ranging from $.01 to 50% of market.

7.	In June 2017, Mr, Grisaffi resigned from the Board of Directors. In connection with his resignation, the Company and Mr. Grisaffi entered into a Indemnification and Release Agreement whereby both parties agreed to mutually release each other from the terms of Mr. Grisaffi’s employment agreement.

8.	On May 19, 2017 the Company made a convertible promissory note to LSW Holdings, LLC (“LSW”). Lily Li, our Executive Vice President is Managing Member of LSW. The principal amount of the note is $79,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. On July 11, 2017 the Company made another convertible promissory note to LSW. The principal amount of the note is $100,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2017	$40,500	$—	$—	$—
June 30, 2016	$38,000	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

3.1	Articles of Incorporation, as Amended(1)

3.2	By-laws, as Amended(1)

3.3	Certificate of Designation for Series A Preferred Stock(3)

3.4	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(6)

3.5	Second Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(7)

3.6	Certificate of Designation for Series E Preferred Stock(8)

10.1	Demand and Convertible Note issued to Roy Meadows dated March 25, 2015*

10.2	Convertible Promissory Note issued to Roy Meadows dated October 13, 2015(1)

10.3	Convertible Promissory Note issued to Donna Rayburn dated February 2, 2015(1)

10.4	Warrant issued to Roy Meadows dated October 30, 2015(1)

10.5	Warrant issued to Roy Meadows dated July 2, 2014(1)

10.6	Warrant issued to Donna Rayburn dated February 2, 2015(1)

10.7	Employment Agreement with Michael Welch(1)

10.8	Employment Agreement with Jerry Grisaffi(1)

10.9	Employment Agreement with David M. Seeberger(1)

10.10	Service Agreement for offices at 9101 LBJ Freeway, Suite 200, Dallas, TX(1)

10.11	Exclusive Distributorship Agreement with EpicGroup One, LLC(1)

10.12	Distributorship Agreement with M&S Up North Distributing (Colorado) (1)

10.13	Distributorship Agreement with M&S Up North Distributing (Iowa) (1)

10.14	Distributorship Agreement with M&S Up North Distributing (Wisconsin) (1)

10.15	Distributorship Agreement with North Texas Mountain Valley Water Corporation(1)

10.16	Distributorship Agreement with Dr. Pepper-Royal Crown Bottling Company(1)

10.17	Distributorship Agreement with Vega Bros. Sales and Distribution, LLC(1)

10.18	Product Consulting Agreement with MBA Beverage Group, Inc. (1)

10.19	Sales Brokerage Services Agreement with Function Brands, LLC(1)

10.20	Exclusive Manufacture and Supply Agreement with Rodney Peterson(1)

10.21	Engagement Letter with Carter, Terry, and Co. (1)

10.22	Statement of Work and Work Order with Upstart Food Brands(1)

10.23	Distribution Agreement with North Texas Mountain Valley Water Corporation(2)

10.24	Distribution Agreement with North Texas Mountain Valley Water Corporation(2)

10.25	Water Purchase Agreement(2)

10.26	Operating and Management Agreement(2)

10.27	Membership Interest Purchase Agreement(2)

10.28	Rocky Mountain High Brands, Inc. 2017 Incentive Plan(4)

10.29	Consulting Agreement with Gerry David(5)

10.30	Consulting Agreement with Kevin Harrington(5)

10.31	First Amended Operating and Management Agreement of Rocky Mountain High Water Company, LLC*

10.32	Indemnification and Release Agreement with Jerry Grisaffi*

10.33	LyonPride Music Sponsorship/Promo/Marketing Agreement with Rocky Mountain High Brands, Inc.*

10.34	Vista Capital Investments, LLC Convertible Note dated May 10, 2017*

10.35	Lucas Hoppel Convertible Note dated June 29, 2017*

10.36	LSW Holdings, LLC Convertible Promissory Note dated July 11, 2017*

10.37	Eagle Equities, LLC - Securities Purchase Agreement and Convertible Redeemable Notes Payable*

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL)*

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
Chairman of the Board of Directors,

President and Chief Executive Officer
October 11, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Michael Welch
Michael Welch
Chairman of the Board of Directors,

President and Chief Executive Officer
October 11, 2017

By: /s/ Jens Mielke
Jens Mielke
Chief Financial Officer and Principal Accounting Officer
October 11, 2017

By: /s/ David Seeberger
David Seeberger
Director and Vice President. Legal
October 11, 2017

By: /s/ Charles Smith
Charles Smith
Director and Chief Operating Officer
October 11, 2017

By: /s/ Winton Morrison
Winton Morrison
Director
October 11, 2017

