Form 10-Q
period 2017-09-30
Rocky Mountain High Brands, Inc.
filed 2017-11-14
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

[X] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 896,655,520 common shares as of November 13, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

PART 1- FINANCIAL STATEMENTS

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	June 30, 2017
CURRENT ASSETS

Cash	$19,266	$91,675
Accounts Receivable, net of allowance of $221,268 and $138,373	1,657	63,268
Inventory	195,363	224,695
Prepaid Expenses and Other Current Assets	682,435	774,338
TOTAL CURRENT ASSETS	898,721	1,153,976

Property and Equipment, net	43,730	48,133
Other Assets	102,256	77,256

TOTAL ASSETS	$1,044,707	$1,279,365

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$547,137	$441,190
Related Party Convertible Notes Payable, net of debt discount	438,832	266,247
Related Party Notes Payable	—	—
Convertible Notes Payable, net of debt discount	782,099	733,253
Note Payable-Other	23,164	26,130
Redemption Value of Series C Preferred Stock	1,661,424	1,661,424
Accrued Interest	447,974	382,820
Derivative Liability	3,590,301	5,072,579
TOTAL CURRENT LIABILITIES	7,490,931	8,583,643

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 5,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares authorized; 1,107,607 shares outstanding (classified as a liability as of September 30, 2017 and June 30, 2017)	—	—
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred Stock - Series E - Par Value of $.001 789,474 shares authorized, issued, and outstanding as of September 30, 2017; No shares authorized, issued, and outstanding as of June 30, 2017	789	—
Common Stock - Par Value of $.001 950,000,000 shares authorized; 793,266,046 shares issued and outstanding as of September 30, 2017; 786,525,118 shares issued and outstanding as of June 30, 2017	793,266	786,525
Additional Paid In Capital	18,228,082	18,062,830
Accumulated Deficit	(25,469,361)	(26,154,633)
TOTAL SHAREHOLDERS' DEFICIT	(6,446,224)	(7,304,278)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,044,707	$1,279,365

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016

Sales	$41,002	$295,587

Cost of Sales	43,800	90,020

Gross Profit (Loss)	(2,798)	205,567

Operating Expenses
General and Administrative	604,751	864,549
Advertising and Marketing	56,318	317,540
Total Operating Expenses	661,069	1,182,089

Loss from Operations	(663,867)	(976,522)

Other (Income)/Expenses:
Interest Expense	464,110	234,519
Gain on Change in Fair Value of Derivative Liability	(1,813,249)	(480,764)
Total Other (Income) Expenses:	(1,349,139)	(246,245)

Income (Loss) Before Income Tax Provision	685,272	(730,277)

Income Tax Provision	—	—

Net Income (Loss)	$685,272	$(730,277)

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding	788,609,275	594,531,676

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Operating Activities:
Net Income (Loss)	$685,272	$(730,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	82,824	49,704
Warrants and options issued for services rendered	23,074	191,969
Non-cash interest expense	464,110	233,826
Gain on change in fair value of derivative liability	(1,813,249)	(480,764)
Loss on disposal of property and equipment	832	—
Bad debt expense	64,042	—
Depreciation expense	4,584	11,659
Changes in operating assets and liabilities:	—	—
Accounts Receivable	(2,431)	(244,503)
Inventory	29,332	30,738
Prepaid expenses	24,079	84,540
Other assets	(25,000)	(18,430)
Accounts payable and accrued liabilities	65,601	305,482
NET CASH USED IN OPERATING ACTIVITIES	(396,930)	(566,056)

Investing Activities:
Investment in Rocky Mountain High Water Company	—	(39,774)
Acquisition of property and equipment	(1,013)	(36,635)
Disposal of property and equipment	—	35,000
NET CASH USED IN INVESTING ACTIVITIES	(1,013)	(41,409)

Financing Activities:
Proceeds from issuance of convertible notes	220,000	220,000
Proceeds from issuance of related party notes	100,000	35,000
Proceeds from issuance of note payable-other	—	35,960
Repayment of note payable-other	(2,966)	—
Proceeds from issuance of common stock	8,500	214,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	325,534	505,210

INCREASE (DECREASE) IN CASH	(72,409)	(102,255)

CASH - BEGINNING OF PERIOD	91,675	102,255

CASH - END OF PERIOD	$19,266	$—

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$126,207	$41,800
Debt and accrued interest converted for common stock	$85,234	$—
Derivative liability incurred for debt discount	$443,482	$—
Derivative liability relieved upon conversion of related debt	$52,542	$—
Beneficial conversion feature recognized	$—	$128,500

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K/A for the year ended June 30, 2017 filed with the SEC on October 12, 2017.

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2017	$5,072,579
Issued during the three months ended September 30, 2017	$443,482
Exercises/Conversions	$(112,511)
Change in fair value recognized in operations	$(1,813,249)
Balance, September 30, 2017	$3,590,301

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2017:

Estimate Dividends	None
Expected Volatility	127.3%
Risk-Free Interest Rate	1.06%
Expected Term	.1-1.8 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended September 30, 2017 and September 30, 2016.

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

 NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $6,446,224 and an accumulated deficit of $25,469,361 as of September 30, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and requires the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. In conjunction with the Equity Financing Agreement, the Company entered into a $250,000 secured convertible promissory note with a term of nine months and bearing interest at 10%. The note is convertible to common shares based on a formula with a discount to market price. On November 2, 2017, the Company entered into a second $250,000 secured convertible promissory note with similar terms after filing a registration statement on Form S-1 with the SEC on November 1, 2017 to register 300,000,000 shares at $.02 per share for a total offering of $6 million. The Company expects to fund its operational and investing needs through the EFA over the next two years.

NOTE 4 – Inventory

As of September 30, 2017 and June 30, 2017, inventory consisted of the following:

	September 30, 2017	June 30, 2017
Finished inventory	$186,587	$216,711
Raw materials and packaging	8,776	7,984
Total	$195,363	$224,695

 NOTE 5 – Prepaid Expenses and Other Current Assets

As of September 30, 2017 and June 30, 2017, prepaid expenses and other current assets were as follows:

	September 30, 2017	June 30, 2017
Prepaid officers’ compensation	$483,532	$521,916
Prepaid directors’ compensation	176,648	206,090
Prepaid marketing expenses	—	19,250
Other prepaid expenses and current assets	22,255	27,082
Total	$682,435	$774,338

 NOTE 6 – Property and Equipment

As of September 30, 2017 and June 30, 2017, property and equipment were as follows:

	September 30, 2017	June 30, 2017
Vehicles	$29,598	$29,598
Furniture and equipment	42,055	41,042
Personal computers	2,379	3,315
	74,032	73,955
Less: accumulated depreciation	30,302	25,822
Total	$43,730	$48,133

For the three months ended September 30, 2017 and September 30, 2016, depreciation expense was $4,584 and $11,659, respectively.

NOTE 7 – Convertible Notes Payable

As of September 30, 2017 and June 30, 2017, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	September 30, 2017	June 30, 2017
Convertible notes payable	6% - 12%	0 -2 year	$1,310,000	$1,115,000
Discount			(527,901)	(381,747)
Total			$782,099	$733,253

For the three months ended September 30, 2017 and September 30, 2016, interest expense on these notes, including amortization of the discount, was $124,584 and $29,089, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded $101,587 and $0 of interest expense for the three months ended September 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

NOTE 8 – Note Payable-Other

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. The balance on the note was $23,164 and $26,130 on September 30, 2017 and June 30, 2017, respectively. For the three months ended September 30, 2017 and September 30, 2016, interest expense on this note was $377 and $183, respectively.

NOTE 9 – Related Party Convertible Notes Payable

As of September 30, 2017 and June 30, 2017, the Company’s related party convertible notes payable were as follows:

	Interest Rate	Term	September 30, 2017	June 30, 2017
Related party convertible notes payable	6%	6 mos. - 1 year	$563,450	$493,450
Discount			(124,618)	(227,203)
Total			$438,832	$266,247

For the three months ended September 30, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $191,826 and $82,934, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three months ended September 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

NOTE 10 – Shareholders’ Deficit

Common Stock

As of September 30, 2017 and June 30, 2017 the Company has 950,000,000 shares of common stock authorized. On October 31, 2017 the authorization was increased to 4,000,000,000.

During the three months ended September 30, 2017 the Company issued 6,740,928 shares of common stock, including 6,240,928 for convertible notes payable conversions and 500,000 for cash.

On July 14, 2017 the Board of Directors increased the authorized shares in the Rocky Mountain High Brands, Inc. 2017 Incentive Plan to 65,000,000.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of September 30, 2017, of which 10,000,000 are specifically designated to a series of preferred stock and 10,000,000 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock authorized and outstanding as of September 30, 2017 and June 30, 2017. LSW Holdings, LLC (“LSW”), the holder of these shares is our controlling shareholder. Lily Li, Executive Vice President, is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the company. See Note 16 – Subsequent Events.

On July 5, 2017, the Company amended the Certificate of Designation for our Series A Preferred stock. The amendment changed the conversion ratio of our Series A Preferred stock from 1,200 shares of common stock for every share of Series A Preferred stock to 100 shares of common stock for every share of Series A Preferred stock. The amendment was approved by the Company’s Board of Directors and LSW, the holder of our Series A Preferred Stock.

On July 24, 2017, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series A Preferred Stock that changed the voting rights back to 400 votes from 1,200 for every share of Series A Preferred Stock.

Series B Preferred Stock

The Company has 5,000,000 shares of Series B Preferred Stock authorized, of which none are outstanding as of September 30, 2017 and June 30, 2017.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock authorized, of which 1,107,607 are outstanding as of September 30, 2017 and June 30, 2017. The shares are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 50 shares of common stock.

The redemption value of the Series C Preferred stock has been reclassified to current liabilities in accordance with the agreement executed between the Company and the holder of the shares.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock authorized, of which none are outstanding as of September 30, 2017 and June 30, 2017. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 100 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock.

Warrants

During the three months ended September 30, 2017 the Company granted no common stock warrants, none were exercised, and 1,187,500 were cancelled.

Options

During the three months ended September 30, 2017 the Company granted 650,000 options to purchase common stock. No options were exercised or cancelled.

NOTE 11– Concentrations

During the three months ended September 30, 2017, the Company’s two largest customers accounted for approximately 18% and 7% of sales, respectively. During the three months ended September 30, 2016, the Company’s two largest customers accounted for approximately 81% and 3% of sales, respectively.

NOTE 12 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
U.S federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2017 and June 30, 2017 are as follows:

Deferred Tax Assets	September 30, 2017	June 30, 2017
Net Operating Losses	$4,700,000	$4,482,000
Less: Valuation Allowance	$(4,700,000)	$(4,482,000)
Deferred Tax Assets - Net	—	—

As of September 30, 2017, the Company had approximately $13,900,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2027. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 13 – Commitments

Office Lease

The Company has a three-year lease for corporate office space. The lease commenced on September 1, 2016 with monthly payments of $7,715 in year one, $7,972 in year two and $8,229 in year three. The lease is being accounted for on a straight-line basis over its term.

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

NOTE 14 – Legal Proceedings

Please refer to our Annual Report on Form 10-K/A filed October 12, 2017 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

Claims Against Donna Rayburn

On October 6, 2017 the Company executed a Release and Settlement Agreement with Donna Rayburn regarding the litigation between the Company and Ms. Rayburn. Ms. Rayburn released the Company from all claims and returned 10 million stock warrants.

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016

On October 6, 2017 the Company executed a Release and Settlement Agreement with Roy Meadows (“Meadows Settlement”) regarding the litigation between the parties. As part of the Meadows Settlement, the Company agreed to issue 45 million shares of the Company’s common stock, including 20 million shares issued immediately and 25 million shares to be issued upon the effectiveness of the Company’s increased common share authorization. Mr. Meadows is subject to a “leak-out” formula whereby he is limited in the number of shares he can re-sell if the stock price is below $.06 per share. In connection with this settlement, the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. Mr. Meadows assigned the note to GHS Investments, LLC, (“GHS”) an outside investment group, in exchange for consideration paid to him by GHS. Mr. Meadows released the Company from all claims and returned 55,096,825 stock warrants.

192nd Judicial District Court of Dallas County Texas, filed February 16, 2017, DC-17-02058. Rocky Mountain High Brands, Inc. v. Dewmar International BMC, Inc.

RMHB filed suit against Dewmar for breach of contract and for an accounting. RMHB is in the process of obtaining a default judgment against Dewmar for its failure to file an answer to the suit.

134th Judicial District Court of Dallas County, Texas, filed April 28, 2017. Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC

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

Dallas County Texas, Case Number DC-17-15441 filed November 8, 2017.  Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Jerry Grisaffi, Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

RMHB is seeking the return of Series A Preferred stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company.  RMHB alleges the Company’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others.

NOTE 15 – Acquisitions

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

NOTE 16 – Subsequent Events

Between October 1, 2017 and November 13, 2017 the Company issued 103,389,474 shares of common stock, of which 52,000,000 were for debt conversions, 45,000,000 were for a legal settlement, and 6,389,474 were for services rendered.

On October 6, 2017 the Company executed a Release and Settlement Agreement with Roy Meadows (“Meadows Settlement”) regarding the litigation between the parties. As part of the Meadows Settlement, the Company agreed to issue 45 million shares of the Company’s common stock, including 20 million shares issued immediately and 25 million shares to be issued upon the effectiveness of the Company’s increased common share authorization. Mr. Meadows is subject to a “leak-out” formula whereby he is limited in the number of shares he can re-sell if the stock price is below $.06 per share. In connection with this settlement, the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. Mr. Meadows assigned the note to GHS Investments, LLC, (“GHS”) an outside investment group, in exchange for consideration paid to him by GHS. Also on October 6, 2017 the Company exchanged that note for a new secured convertible promissory note to GHS with a principal of $1,107,607, a term of nine months, and interest of 10% annually. The new note is convertible to common shares based on a formula with a discount to market price. Mr. Meadows released the Company from all claims and returned 55,096,825 stock warrants.

The Company also executed a Release and Settlement Agreement with Donna Rayburn (“Rayburn Settlement”) regarding the litigation between the Company and Ms. Rayburn. Ms. Rayburn released the Company from all claims and returned 10 million stock warrants.

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS. Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and requires the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. In conjunction with the EFA, the Company entered into a $250,000 secured convertible promissory note with a term of nine months and bearing interest at 10%. The note is convertible to common shares based on a formula with a discount to market price. On November 2, 2017, the Company entered into a second $250,000 secured convertible promissory note with similar terms after filing a registration statement on Form S-1 with the SEC on November 1, 2017. The Company expects to fund its operational and investing needs through the EFA over the next two years.

In October 2017, the Company hired a Chief Commercialization Officer and a Director of Marketing.

On October 31, 2017, the Company increased its common stock share authorization to 4,000,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

In October 2017 the Company hired a Chief Commercialization Officer and a Director of Marketing.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Financial Summary

The Company’s sales for the three months ended September 30, 2017 were $41,002 compared to $295,587 for the three months ended September 30, 2016.

The Company’s net income for the three months ended September 30, 2017 was $685,272 compared to a net loss of $730,277 for the three months ended September 30, 2016.

Sales

For the three months ended September 30, 2017 sales were $41,002 compared to $295,587 for the three months ended September 30, 2016, a decrease of $254,585 or 86%. The sales decrease was driven by the lack of funding for inventory production, direct sales support, and advertising and promotion of the Company’s products. In the three months ended September 30, 2017 sales consisted of approximately 57% distributor sales, 33% direct to retailer sales, and 10% online sales compared to 95% distributor sales and 5% online sales for the three months ended September 30, 2016.

Cost of Sales

For the three months ended September 30, 2017, cost of sales was $43,800 or 107% of sales, compared to $90,020 or 31% of sales for the three months ended September 30, 2016, a decrease of $46,220 or 51%. Cost of sales decreased in 2017 due to the decrease in sales, but increased as a percentage of sales in 2017 as a result of lower net selling prices as the Company sells its remaining hemp-infused beverage and shots inventories.

Operating Expenses

For the three months ended September 30, 2017, operating expenses were $661,069 or 1,612% of sales, compared to $1,182,089 or 400% of sales for the three months ended September 30, 2016. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended September 30, 2017, general and administrative expenses were $604,751 or 1,475% of sales, compared to $864,549 or 293% of sales for the three months ended September 30, 2016. The decrease in general and administrative expenses in 2017 was primarily driven by management’s efforts to reduce expenses as a result of the Company’s lack of funding. The increase in general and administrative expenses as a percentage of sales is due to lower sales in 2017.

Advertising and Marketing

For the three months ended September 30, 2017, advertising and marketing expenses were $56,318 or 137% of sales, compared to $317,540 or 107% of sales for the three months ended September 30, 2016. The decrease in advertising and marketing expenses in 2017 was primarily driven by management’s efforts to reduce expenses as a result of the Company’s lack of funding. Also, in 2016 the Company incurred significant promotional expenses related to a large sale to a distributor. There was no comparable sale in 2017. The increase in advertising and marketing expenses as a percentage of sales is due to lower sales in 2017.

Other (Income) Expense

Interest Expense

For the three months ended September 30, 2017, interest expense was $464,110, compared to $234,519 for the three months ended September 30, 2016. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2017.

Gain on Change in Fair Value of Derivative Liability

For the three months ended September 30, 2017, the Company recorded a gain on the change in fair value of derivative liability of $1,813,249 compared to a gain of $480,764 for the three months ended September 30, 2016. In both periods, the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the period to the end of the period.

Income Taxes

For the three months ended September 30, 2017 and September 30, 2016, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of September 30, 2017, the Company had current assets of $898,721, consisting of cash of $19,266, accounts receivable (net) of $1,657, inventory of $195,363, and prepaid expenses and other current assets of $682,435. As of September 30, 2017, we had current liabilities of $7,490,931, consisting of accounts payable and accrued liabilities of $547,137, related party convertible notes payable (net) of $438,832, convertible notes payable (net) of $782,099, other notes payable of $23,164, redemption value of Series C Preferred Stock of $1,661,424, accrued interest of $447,974, and derivative liability of $3,590,301. During the three months ended September 30, 2017, the Company received proceeds of $8,500 related to private offering stock sales of 500,000 shares of common stock.

Cash flows from operating activities

Net cash used in operating activities during the three months ended September 30, 2017 was $396,930 compared to $566,056 during the three months ended September 30, 2016. The change was principally driven by management’s efforts to conserve cash during 2017.

Cash flows from investing activities

Net cash used in investing activities during the three months ended September 30, 2017 was $1,013 compared to $41,409 during the three months ended September 30, 2016. In 2017 the Company made equipment acquisitions of $1,013 compared to 2016 when the Company made investments in Rocky Mountain High Water Company of $39,774 and net equipment acquisitions of $1,635.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended September 30, 2017 was $325,534 compared to $505,210 during the three months ended September 30, 2016. In 2017, proceeds of $220,000 were from the issuance of convertible notes payable compared to $220,000 in 2016. The Company also issued $100,000 in related party notes payable in the three months ended September 30, 2017 compared to $35,000 in 2016. In 2016 the Company issued a note payable for $35,960 related to the purchase of office furniture and equipment. Repayments on that note were $2,966 during the three months ended September 30, 2017. In 2017 there were proceeds of $8,500 from the issuance of stock compared to $214,250 in 2016.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.01 to $0.024, at discounts to market price ranging from 20% to 50%, or combinations thereof. As of September 30, 2017 the Company had total notes payable outstanding of $1,244,095 (net of discount).

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

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and requires the Company to file a registration statement with the Securities and Exchange Commission to register the common shares issuable under the agreement. In conjunction with the Equity Financing Agreement, the Company entered into a $250,000 secured convertible promissory note with a term of nine months and bearing interest at 10%. The note is convertible to common shares based on a formula with a discount to market price. On November 2, 2017, the Company entered into a second $250,000 secured convertible promissory note with similar terms after filing a registration statement on Form S-1 on November 11, 2017. The Company expects to fund its operational and investing needs through the EFA over the next two years.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,200,000. For the next two years, we anticipate cash needs to be between $2,000,000 and $5,000,000. We plan to utilize the EFA executed with GHS in October 2017 to raise the required capital.

Off Balance Sheet Arrangements

As of September 30, 2017, there are no off balance sheet arrangements.

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

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and requires the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. In conjunction with the Equity Financing Agreement, the Company entered into a $250,000 secured convertible promissory note with a term of nine months and bearing interest at 10%. The note is convertible to common shares based on a formula with a discount to market price. On November 2, 2017, the Company entered into a second $250,000 secured convertible promissory note with similar terms after filing a registration statement on Form S-1 with the SEC on November 1, 2017. The Company expects to fund its operational and investing needs through the EFA over the next two years.

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

The change in the Level 3 financial instrument is as follows:

Balance, June 30, 2017	$5,072,579
Issued during the three months ended September 30, 2017	$443,482
Exercises/Conversions	$(112,511)
Change in fair value recognized in operations	$(1,813,249)
Balance, September 30, 2017	$3,590,301

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2017:

Estimate Dividends	None
Expected Volatility	127.3%
Risk-Free Interest Rate	1.06%
Expected Term	.1-1.8 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended September 30, 2017 and September 30, 2016.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the year ended June 30, 2017.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K/A filed October 12, 2017 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

Claims Against Donna Rayburn

On October 6, 2017 the Company executed a Release and Settlement Agreement with Donna Rayburn regarding the litigation between the Company and Ms. Rayburn. Ms. Rayburn released the Company from all claims and returned 10 million stock warrants.

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. (RMHB) dated February 24, 2016

On October 6, 2017 the Company executed a Release and Settlement Agreement with Roy Meadows (“Meadows Settlement”) regarding the litigation between the parties. As part of the Meadows Settlement, the Company agreed to issue 45 million shares of the Company’s common stock, including 20 million shares issued immediately and 25 million shares to be issued upon the effectiveness of the Company’s increased common share authorization. Mr. Meadows is subject to a “leak-out” formula whereby he is limited in the number of shares he can re-sell if the stock price is below $.06 per share. In connection with this settlement, the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. Mr. Meadows assigned the note to GHS Investments, LLC, (“GHS”) an outside investment group, in exchange for consideration paid to him by GHS. Mr. Meadows released the Company from all claims and returned 55,096,825 stock warrants.

192nd Judicial District Court of Dallas County Texas, filed February 16, 201, DC-17-02058

Rocky Mountain High Brands, Inc. v. Dewmar International BMC, Inc. RMHB filed suit against Dewmar for breach of contract and for an accounting. RMHB is in the process of obtaining a default judgment against Dewmar for its failure to file an answer to the suit.

134th Judicial District Court of Dallas County, Texas, filed April 28, 2017. Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC

RMHB filed suit against Lyonpride for fraud and for declaratory relief with respect to a contract between the parties. RMHB seeks monetary damages against said Defendant.

134th Judicial District Court of Dallas County, Texas. Filed June 26, 2017 Rocky Mountain High Brands, Inc. v Statewide Beverage Company, Inc.

RMHB has filed suit for breach of contract, common law fraud and declaratory relief.

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc.

Statewide filed a breach of contract claim, dealing with the same fact issues in the above case of RMHB v Statewide. RMHB still has not been served in this case.

Dallas County Texas, Case Number DC-17-15441 filed November 8, 2017.  Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Jerry Grisaffi, Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

RMHB is seeking the return of Series A Preferred stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company.  RMHB alleges the Company’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between January 1, 2017 and November 13, 2017:

Date	Name	Shares Issued	Issue Price	Description	Exemption
1/3/2017	Louis G. Walz	588,236	0.0170	Shares Sold	Rule 506
1/3/2017	Ruth Kerico	500,000	0.0200	Shares Sold	Rule 506
1/3/2017	Bruce Wunsch	100,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Eagle Manufacturing Solutions	491,176	0.0170	Services Rendered	Section 4(2)
1/3/2017	Patricia Ann Wright	150,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Eason Wright	500,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	John Jay Saldi	100,000	0.0170	Services Rendered	Section 4(2)
1/3/2017	Earl Pontillo	250,000	0.0200	Shares Sold	Rule 506
1/3/2017	Ann M. Wieringa	900,000	0.0170	Shares Sold	Rule 506
1/4/2017	Ann M. Wieringa	900,000	0.0170	Shares Sold	Rule 506
1/4/2017	Vista Capital Investments	10,000,000	0.0200	Shares Sold	Rule 506
1/6/2017	Eagle Manufacturing Solutions	1,588,236	0.0170	Shares Sold	Rule 506
1/6/2017	Leroy Wheeler	185,185	0.0270	Shares Sold	Rule 506
1/6/2017	David Economon	200,000	0.0170	Shares Sold	Rule 506
1/6/2017	Robert & Kimberly Payne	200,000	0.0250	Shares Sold	Rule 506
1/6/2017	Tammie L. Borders	200,000	0.0250	Shares Sold	Rule 506
1/6/2017	Fred and Linda Borders	600,000	0.0250	Shares Sold	Rule 506
1/12/2017	ValueCorp Trading Company	1,000,000	0.0200	Shares Sold	Rule 506
1/17/2017	John R Anderson	166,667	0.0300	Shares Sold	Rule 506
1/17/2017	Muleshoe Ranch	166,667	0.0300	Shares Sold	Rule 506
1/17/2017	Steve Gill (Shelving Exchange)	166,667	0.0300	Shares Sold	Rule 506
1/18/2017	David Economon	350,000	0.0200	Shares Sold	Rule 506
1/20/2017	Howard Bruckner	200,000	0.0500	Shares Sold	Rule 506
1/20/2017	Brooks Goodson	300,000	0.0500	Shares Sold	Rule 506
1/20/2017	Robert & Kimberly Payne	100,000	0.0500	Shares Sold	Rule 506
1/23/2017	Ronnie Neu	555,556	0.0270	Shares Sold	Rule 506
1/23/2017	Patricia Ann Wright	285,714	0.0350	Shares Sold	Rule 506
1/23/2017	Crackerjack Classic LLC	1,500,000	0.0010	Exercise of Warrants	Rule 506
1/24/2017	Arthur Rezac	100,000	0.0500	Shares Sold	Rule 506
1/27/2017	Patrick Dennehy	100,000	0.0500	Shares Sold	Rule 506
2/1/2017	William Penz	200,000	0.0500	Shares Sold	Rule 506
2/15/2017	Yael Moyal	2,571,429	0.0350	Shares Sold	Rule 506
2/17/2017	Richard B Main	222,222	0.0450	Shares Sold	Rule 506
2/22/2017	Lily Li	10,000,000	0.1150	Services Rendered	Section 4(2)
2/24/2017	Thomas O. Layman	200,000	0.0500	Shares Sold	Rule 506
2/27/2017	Allred, Wilcox, & Hartley PLLC	181,600	0.0840	Services Rendered	Section 4(2)
2/27/2017	Yeal Moyal	1,285,714	0.0350	Shares Sold	Rule 506
2/27/2017	Kathy Fernandez	100,000	0.0200	Shares Sold	Rule 506
2/27/2017	Mark Ussery	100,000	0.1100	Services Rendered	Section 4(2)
2/27/2017	Terry Niedecken	100,000	0.1100	Services Rendered	Section 4(2)
3/1/2017	Kathy Fernandez	505,096	0.0100	Note Payable Conversion	Rule 506
3/27/2017	EPIC Group One	11,000,000	0.0850	Services Rendered	Section 4(2)
3/31/2017	Jens Mielke	357,143	0.0420	Services Rendered	Section 4(2)
3/31/2017	Michael Welch	206,044	0.0420	Services Rendered	Section 4(2)
3/31/2017	David Seeberger	137,363	0.0420	Services Rendered	Section 4(2)
4/7/2017	Small Cap Voice	300,000	0.0877	Services Rendered	Section 4(2)
6/29/2017	Morris Rafi	1,534,089	0.0349	Note Payable Conversion	Rule 506
8/23/2017	Universal Consulting LLC	3,147,288	0.0100	Note Payable Conversion	Rule 506
9/15/2017	Homie Doroodian	3,093,640	0.0177	Note Payable Conversion	Rule 506
10/13/2017	GHS Investments LLC	24,000,000	0.0108	Note Payable Conversion	Rule 506
10/18/2017	Roy Meadows	20,000,000	0.0216	Note Payable Conversion	Rule 506
10/31/2017	Michael Welch	789,474	0.0196	Services Rendered	Section 4(2)
11/1/2017	Roy Meadows	25,000,000	0.0201	Note Payable Conversion	Rule 506
11/3/2017	Metexas Georgatos	750,000	0.0186	Services Rendered	Section 4(2)
11/3/2017	Eduardo Cabrera	2,250,000	0.0186	Services Rendered	Section 4(2)
11/3/2017	Wellington Shields Holdings LLC	2,000,000	0.0186	Services Rendered	Section 4(2)
11/6/2017	Small Cap Voice	600,000	0.0168	Services Rendered	Section 4(2)
11/9/2017	GHS Investments LLC	28,000,000	0.0162	Note Payable Conversion	Rule 506

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

Rocky Mountain High Brands, Inc.

Date: November 14, 2017

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: November 14, 2017

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

