Form 10-KT
period 2017-12-31
Rocky Mountain High Brands, Inc.
filed 2018-04-02
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from July 1, 2017 to December 31, 2017

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

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No []

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $36,194,582 as of June 30, 2017, using the closing price of $0.0705 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,509,175,778 of as of March 30, 2018.

1

PART I

PART I

When used in this Annual Report, unless otherwise indicated, the terms “the Company,” “RMHB,” “we,” “us,” and “our” refers to Rocky Mountain High Brands, Inc. and/or its subsidiaries. All references in this report to “$” or “dollars” are to United States dollars, unless specifically stated otherwise.

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

Item 1. Business.

Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, four wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Rocky Mountain Hemp Company (“HempCo”), an active Colorado corporation (Subsidiary)

•	Eagle Spirit Land & Water Company (“Eagle Spirit”), an active Oklahoma corporation (Subsidiary)

•	Rocky Mountain High Water Company, LLC (“WaterCo”), an active Delaware limited liability company (Subsidiary-consolidated beginning November 12, 2016)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp-infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids and cartridges. The Company plans to introduce CBD-infused waters and additional HEMPd product offerings during the remainder of 2018. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. Customer shipments of HEMPd products began in late March 2018.

The Company continues to market its lineup of four naturally flavored hemp-infused functional beverages (Citrus Energy, Black Tea, Mango Energy and Lemonade) and a low-calorie Coconut Lime Energy drink, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

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

In 2016 the Company also produced energy shots and Relaxation Brownies.

In September 2016, Eagle Spirit bottled its first high alkaline spring water, Eagle Spirit Spring Water and has completed several production runs since, including approximately 110,000 16.9 oz. bottles and 1,800 2.64-gallon (10-liter) “Bag in a Box.”

In March and April 2017, the Company completed additional production runs of its more popular hemp-infused beverages, Citrus Energy and Mango Energy.

In August 2017, the Company sold its remaining inventory of Smarterita wine-based beverages. There are currently no plans to resume production of this alcoholic beverage.

Corporate History

Rocky Mountain High Brands Inc. October 23, 2014 to present – Articles of Amendment filed with the State of Nevada

f/k/a Totally Hemp Crazy Inc. July 17, 2014 to October 23, 2014 – Articles of Amendment filed with the State of Nevada

f/k/a Republic of Texas Brands Incorporated November 2011 to July 17, 2014 – Articles of Amendment filed with the State of Nevada

f/k/a Legends Food Corporation May 2011 to November 2011 – Articles of Amendment filed with the State of Nevada

f/k/a Precious Metals Exchange Corp. – Articles of Amendment filed with the State of Nevada on December 23, 2008

f/k/a Stealth Industries, Inc. – Articles of Amendment filed with the State of Minnesota on October 25, 1999 (name change). Articles of Incorporation filed with the State of Nevada on October 30, 2000 (Change of Domicile; Merger with Stealth Industries, Inc. (Minnesota)

f/k/a Assisted Living Corporation – Articles of Amendment filed with the State of Minnesota on November 3, 1993 (name change) f/k/a Electric Reel Corporation of America, Inc. -- Articles of Incorporation filed with the State of Minnesota on August 15, 1968

Acquisitions

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

On November 12, 2016, the agreement with the Poafpybitty Family was amended to give the Company a controlling voting interest of 75% of WaterCo, while the Poafpybitty Family received a majority 51% of the equity interest. The amended agreement is being accounted for as a step-acquisition, with the resulting goodwill of $59,163 included in other assets. During the six months ended December 31, 2017, the Company obtained an outside valuation of the rights to use the land and obtain the water described in the agreement. As a result of that analysis and the continued operating losses by the Company’s spring water business, the Company determined that its investment, including the related goodwill, was fully impaired. The Company recorded an impairment expense of $59,163 as of November 12, 2017. As a result of the step-acquisition, beginning on November 12, 2016 the operations of WaterCo are consolidated in the financial statements of RMHB.

Trademarks Related to Our Business

•           Rocky Mountain High

•           HEMPd

•           Smarterita

•           Totally Hemp Crazy

•           Blue Leaf

•           Rock the Road Trip

•           Eagle Spirit

•           Eagle Paa

Strategic Update and Planned Product Offerings

The Company recently updated and began execution of its long-term strategic plan. Management’s goal is to become the cutting-edge leader in CBD and hemp-infused food, beverage and other health conscious product categories. This includes the use of hemp and CBD in products under the HEMPd brand name. In late 2017, the Company executed its first private label manufacturing agreement. Production on an initial purchase order is planned to start in the second quarter of 2018.

Marketing will focus on the health benefits of hemp and CBD.

Current Product Offerings

The Company’s Rocky Mountain Hemp Company subsidiary currently markets the following lineup of CBD-infused products under the HEMPd brand:

•	Tinctures – Each bottle contains 300mg of full plant hemp extract. Consumers place these drops under their tongue. Flavors include tangerine, lemon, and spearmint.

•	Serenity Hemp Lotion – Each bottle contains 250mg of full plant hemp extract. Lotion is meant to be applied to any part of the skin for absorption into your body.

•	Gummies – Each bottle contains 30 gummies containing 25mg of full plant hemp extract in assorted flavors. Gummies are made to be chewed and ingested for absorption for hemp absorption.

•	Water Soluble Concentrate – Each bottle contains 1,500mg of full plant hemp extract. Consumers place approximately 8 drops of this water-soluble concentrate in 12-16 oz. of water for a daily dose of hemp.

•	Capsules – Each bottle contains 30 capsules containing 25mg of full plant hemp extract. The capsules are swallowed for ingestion and hemp absorption.

•	Triple Relief Salve – Each jar contains 250mg of full plant hemp extract. The salve is used directly on skin for pain relief in muscles, bones and joints.

•	Liquid E-Juice – Each bottle contains 200mg of full plant hemp extract. E-juice drops are used to fill vape cartridges for vaping. Flavors include mint, watermelon, wild cherry, mango, peach, and unicorn punch.

•	E-Juice Vape Cartridges – Each cartridge contains 375mg of full plant hemp extract. These cartridges are to be used in vape pens for vaping. Flavors include strawberry, pineapple, and mango.

Under its Rocky Mountain High Brands name, the Company currently markets a lineup of five hemp-infused 16 oz. beverages including:

•	Naturally Flavored Citrus Energy Drink - A citrus energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients

•	Naturally Flavored Mango Energy Drink - A mango energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Low Calorie Coconut Energy Lime - A low-calorie coconut lime energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Lemonade - A lemonade drink that contains 100mg of hempseed extract and is complemented with ginseng extract and other ingredients.

•	Naturally Flavored Black Tea - A black tea drink that contains 100mg of hempseed extract and is complemented with black tea and ginseng extract and other ingredients.

The Company also currently markets a two-flavor lineup of energy shots.

The Company is selling its remaining inventory of the drink and shots products. In order to execute this plan, the Company is offering larger discounts to distributors, retailers, and consumers and higher commissions to its broker network. This has resulted in lower gross margins and write-downs of inventory to net realizable value.

Our Eagle Spirit Land and Water Company currently markets its naturally high alkaline spring water in two sizes: a 16.9 oz. plastic bottle sold in cases of 24 and a 2.64-gallon (10-liter) Bag in a Box.

Private Label

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos will be our exclusive distributor in Mexico of all of our energy and soft drinks with CBD. In turn, we will be CBD Alimentos’ exclusive supplier of such products. For the exclusivity to remain effective through 2018, we must supply, and CBD Alimentos must purchase, at least 16,000,000 cans. Volume requirements for 2019 will be negotiated. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. CBD’s initial purchase order will be at least 8,000,000 cans, with a 50% deposit on all orders to be segregated into a separate operating account established and maintained by the Company. CBD Alimentos will maintain a positive cash balance in the account at all times. The Company will have full unilateral authority to disburse funds from the account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale.

Upcoming Product Offerings

The Company is currently developing HEMPd branded CBD-infused flavored and unflavored waters. Management expects these CBD-infused waters to be launched in the second quarter of 2018. Other HEMPd products are currently in the development stage and are expected to be marketed later in 2018.

Also, in the second quarter of 2018, Eagle Spirit plans to launch a 1-liter bottle.

Sales Channels

Historically, the Company has depended on a network of brokers and distributors to represent its product in the market. During its first year of operation, the Company signed twenty-four distributors across the country. For the six months ended December 31, 2017, the Company’s two largest distributors each accounted for 6% of sales.

Initially, the Company’s HEMPd products will be sold primarily direct-to-consumer via the internet through Amazon and our proprietary website www.HEMPd.com, with retail and distributor channels gradually building during 2018. The direct-to-consumer channel is generally more profitable than the other channels. The Company also maintains its www.LiveRockyMountainHigh.com and www.EagleSpiritWater.com websites, including e-commerce capabilities.

Outsourced Production and Storage Services

In May 2016, the Company executed a one-year agreement with MBA Beverage to coordinate the manufacturing of our hemp-infused beverage products. MBA Beverage acted as our outsourced supply-chain management and coordinated every aspect of the manufacturing process. The contract expired in May 2017 and was not renewed.

Through early 2018, Blues City Brewery, LLC (“Blues City”) in Memphis, Tennessee, a subsidiary of City Brewing Company, LLC, completed all beverage production and canning. Blues City is an FDA registered facility that is audited annually to ensure compliance with FDA GMP (Good Manufacturing Practices) for food safety. MBA Beverage schedules beverage production with Blues City. Upon completion of the production, the Company stored finished product at Blues City, awaiting sale. The Company did not contract with Blues City directly.

NutraGenecs TechniChef (“NutraGenecs”) of Meridian, Texas collaborates with the Company for product formulation under a formal agreement. All formulas developed by NutraGenecs are the property of the Company.

Our naturally high alkaline spring water is cold-filtered and packaged by a third-party water processor, Water Event Pure Water Solutions (“Water Event”).

On February 24, 2018 the Company executed an Amazon Brand Development and Launch Agreement with BuyDMi, Inc. (DBA GoodforYou.com) for the new HEMPd product line. Under this contract GoodforYou.com is creating an Amazon page for the initial 17 HEMPd products, converting all HEMPd products to Amazon Prime offerings, providing customer phone and email support, managing inventory forecasting, shipping, storage, and returns, and launching sponsored ad campaigns.

On March 20, 2018 the Company executed a Fulfillment and Customer Support Services Agreement with GoodforYou.com for the new HEMPd product line. Under this contract GoodforYou.com is managing inventory and providing storage, shipping, and customer support services.

Regulatory Requirements

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

•	The production of beverages and other related products;
•	The preparation and sale of beverage;
•	Environmental protection;
•	Interstate commerce and taxation laws; and
•	Workplace and safety conditions, minimum wage and other labor requirements

The Company’s hemp and CBD products are derived from industrial hemp, not marijuana. There is a clear scientific distinction between the two plants: The Company’s products contain less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound found in marijuana. (Most marijuana contains over 10% THC). There is also a clear legal distinction between the two plants. While marijuana is illegal under U.S. federal law, the industrial hemp used in our products is 100% legal at the federal level. It is grown under a duly-licensed state agricultural pilot program conducted by the Colorado Department of Agriculture, as authorized by the 2014 U.S. Farm Bill. The Farm Bill explicitly exempts hemp products from the definition of “marijuana” and explicitly exempts hemp products from the purview and regulation of the Controlled Substances Act. Furthermore, the 2016 Omnibus Appropriations Act specifically instructs federal agencies not to interfere with the transport or sale of pilot program hemp products such as the ones sold by the Company.

Our beverage products are not subject to direct FDA approval as the FDA does not perform review testing or approval of food, beverages or dietary supplements. The FDA requires that we manufacture our products in commercial manufacturing facilities that are annually audited to ensure that they pass inspection based on Good Manufacturing Practices for food safety.

Employees and Independent Contractors

The Company currently has five officers and three non-officer employees. The Company uses independent contractors, when necessary, to support operational or back-office functions.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. Please see our Registration Statement on Form S-1/A filed February 6, 2018 to review our current risk factors.

Item 2. Properties

At present, we do not own any real property. As of December 31, 2017, we leased approximately 7,000 square feet of office space at 9101 LBJ Freeway, Suite 200, Dallas, Texas 75243. Our lease period began on September 1, 2016 and terminates on August 31, 2019. Payments under the lease are as follows:

Lease Period	Base Rent (monthly)
9/1/2016 to 8/31/2017	$7,715.00
9/1/2017 to 8/31/2018	$7,972.17
9/1/2018 to 8/31/2019	$8,229.33

In connection with the new lease, we also purchased used office furniture from the landlord and financed this purchase with a note payable in the amount of $40,122 with an interest rate of 0% and monthly payments of $1,114 over thirty-six monthly installments.

On January 18, 2018, the RMHC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments are $91.

The Company leases the following warehouse space on a month-to-month basis:

•	Water Event, Carrollton, Texas – we currently lease space for both hemp-infused beverages and spring water. The Company also stores small quantities of ice barrels and other packaging at this location.

Our monthly rent varies depending on how much inventory is stored. Inventory levels fluctuate based on production and sales.

The Company is currently evaluating its growth requirements and researching alternatives to lower its recurring expenses for warehouse space.

Item 3. Legal Proceedings

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. dated February 24, 2016

On October 6, 2017 the Company executed a Release and Settlement Agreement with Roy Meadows (“Meadows Settlement”) regarding the litigation between the parties. As part of the Meadows Settlement, the Company agreed to issue 45 million shares of the Company’s common stock, including 20 million shares issued immediately and 25 million shares to be issued upon the effectiveness of the Company’s increased common share authorization, which occurred on October 31, 2017. Mr. Meadows is subject to a “leak-out” formula whereby he is limited in the number of shares he can re-sell if the stock price is below $.06 per share. In connection with this settlement, the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. Mr. Meadows assigned the note to GHS Investments, LLC, (“GHS”) an outside investment group, in exchange for $1,000,000 in consideration paid to him by GHS. Mr. Meadows released the Company from all claims and returned 55,096,825 stock warrants.

Claims Against Donna Rayburn

On October 6, 2017 the Company executed a Release and Settlement Agreement with Donna Rayburn regarding the litigation between the Company and Ms. Rayburn. Ms. Rayburn released the Company from all claims and returned 10 million stock warrants.

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C

The Company filed suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. The Company is seeking monetary damages against Lyonpride. The case is currently in the discovery phase.

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc.

Statewide Beverage Company, Inc. filed a breach of contract claim, and the Company has filed counterclaims for breach of contract, common law fraud and declaratory relief. The case is currently in the discovery phase.

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

The Company is seeking the return of Series A Preferred Stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges that RMHB’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement between the parties that was executed in June 2017. The Company is awaiting response from discovery requests at the current time. A trial date has been set for December 2018.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name	Shares Issued	Issue Price	Description	Exemption
10/6/2017	GHS Investments	24,000,000	0.011	Note Payable Conversion	Rule 506
10/6/2017	Roy Meadows	20,000,000	0.030	Legal Settlement	Section 4(2)
10/12/2017	Metaxas Georgatos	750,000	0.020	Services Rendered	Section 4(2)
10/12/2017	Eduardo Cabrera	2,250,000	0.020	Services Rendered	Section 4(2)
10/12/2017	Wellington Shields Holdings LLC	2,000,000	0.020	Services Rendered	Section 4(2)
10/31/2017	Roy Meadows	25,000,000	0.020	Legal Settlement	Section 4(2)
11/1/2017	Michael Welch	789,474	0.019	Services Rendered	Section 4(2)
11/3/2017	Small Cap Voice	600,000	0.019	Services Rendered	Section 4(2)
11/9/2017	GHS Investments	28,000,000	0.009	Note Payable Conversion	Rule 506
11/13/2017	Vista Capital Investments, LLC	3,703,704	0.007	Note Payable Conversion	Rule 506
11/20/2017	Vista Capital Investments, LLC	9,345,794	0.005	Note Payable Conversion	Rule 506
11/27/2017	Homie Doroodian	11,634,639	0.005	Note Payable Conversion	Rule 506
11/27/2017	Vista Capital Investments, LLC	12,987,013	0.004	Note Payable Conversion	Rule 506
11/30/2017	GHS Investments	12,000,000	0.004	Note Payable Conversion	Rule 506
12/4/2017	Vista Capital Investments, LLC	17,857,143	0.003	Note Payable Conversion	Rule 506
12/5/2017	GHS Investments	15,000,000	0.004	Note Payable Conversion	Rule 506
12/5/2017	GHS Investments	30,000,000	0.004	Note Payable Conversion	Rule 506
12/12/2017	Vista Capital Investments, LLC	17,857,143	0.003	Note Payable Conversion	Rule 506
12/13/2017	GHS Investments	23,000,000	0.004	Note Payable Conversion	Rule 506
12/19/2017	GHS Investments	44,740,000	0.003	Note Payable Conversion	Rule 506
12/19/2017	Vista Capital Investments, LLC	18,867,925	0.003	Note Payable Conversion	Rule 506
12/26/2017	GHS Investments	46,057,576	0.003	Note Payable Conversion	Rule 506
1/2/2017	GHS Investments	27,000,000	0.003	Note Payable Conversion	Rule 506
1/2/2018	Vista Capital Investments, LLC	18,867,925	0.003	Note Payable Conversion	Rule 506
1/3/2018	GHS Investments	18,700,000	0.003	Note Payable Conversion	Rule 506
1/4/2018	GHS Investments	14,285,715	0.004	Note Payable Conversion	Rule 506
1/9/2018	Vista Capital Investments, LLC	15,094,340	0.003	Note Payable Conversion	Rule 506
1/9/2018	Eagle Equities LLC	20,062,924	0.003	Note Payable Conversion	Rule 506
1/16/2018	GHS Investments	35,500,000	0.003	Note Payable Conversion	Rule 506
1/18/2018	GHS Investments	4,200,000	0.004	Note Payable Conversion	Rule 506
1/19/2018	Vista Capital Investments, LLC	15,094,340	0.003	Note Payable Conversion	Rule 506
1/24/2018	John Blackington	5,489,209	0.003	Option Exercise	Section 4(2)
1/24/2018	Jens Mielke	5,000,000	0.003	Option Exercise	Section 4(2)
1/24/2018	David Seeberger	6,000,000	0.003	Option Exercise	Section 4(2)
1/24/2018	David Seeberger	2,000,000	0.003	Option Exercise	Section 4(2)
1/24/2018	Chuck Smith	2,744,604	0.003	Option Exercise	Section 4(2)
1/24/2018	Michael Welch	7,000,000	0.003	Option Exercise	Section 4(2)
1/24/2018	Christian Vega	588,129	0.003	Option Exercise	Section 4(2)
1/24/2018	Kathy Fernandez	274,460	0.003	Option Exercise	Section 4(2)
2/9/2018	Michael Welch	2,188,334	0.012	Services Rendered	Section 4(2)
2/9/2018	Chuck Smith	3,333,334	0.012	Services Rendered	Section 4(2)
2/9/2018	David Seeberger	2,416,167	0.012	Services Rendered	Section 4(2)
2/9/2018	Winton Morrison	166,667	0.012	Services Rendered	Section 4(2)
2/9/2018	Jens Mielke	2,492,903	0.012	Services Rendered	Section 4(2)
2/13/2018	GHS Investments	34,482,759	0.012	Shares Sold	Rule 506
2/28/2018	GHS Investments	32,679,739	0.012	Shares Sold	Rule 506
3/5/2018	Quartz Concepts	289,855	0.010	Services Rendered	Section 4(2)
3/5/2018	Tom Blackington	120,773	0.010	Services Rendered	Section 4(2)
3/5/2018	Harrington Business Development	2,705,314	0.010	Services Rendered	Section 4(2)
3/5/2018	Gerry David	2,705,314	0.010	Services Rendered	Section 4(2)
3/19/2018	GHS Investments	27,663,935	0.010	Shares Sold	Rule 506
3/29/2018	GHS Investments	40,322,581	0.010	Shares Sold	Rule 506

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system (www.otcmarkets.com) under the trading ticker “RMHB.” The following tables set forth the range of high and low prices for our common stock for the two years ended June 30, 2017 and the six months ended December 31, 2017, as reported on the OTC Market Group’s quotation system. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Sale Price	Low Sale Price
September 30, 2015	$0.10	$0.00
December 31, 2015	$0.20	$0.10
March 31, 2016	$0.10	$0.06
June 30, 2016	$0.10	$0.03
September 30, 2017	$0.04	$0.03
December 31, 2016	$0.07	$0.03
March 31, 2017	$0.15	$0.04
June 30, 2017	$0.10	$0.07
September 30, 2017	$0.07	$0.02
December 31, 2017	$0.03	$0.01

On March 29, 2018, the last sales price per share of our common stock was $0.016.

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

On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 65,000,000.

On December 19, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 100,000,000 and issued 33,100,000 options to members of the Board, management and employees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains certain forward-looking statements as defined by federal securities laws. For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by such statements. The forward-looking information is based on various factors and was derived using numerous assumptions. For these statements, we claim the protection of the “bespeaks caution” doctrine. Such forward-looking statements include, but are not limited to:

•	Statements regarding our anticipated financial and operating results, including increases in and anticipated sources of revenues;
•	Predictions regarding the outcome of pending legal proceedings and the impact on us of pending legal proceedings;
•	Statements regarding anticipated changes in expenses;
•	Statements regarding our goals, intensions, plans and expectations, including selling and marketing plans generally, the introduction of new products, and markets and locations we intend to target in the future
•	Statements regarding expanded business opportunities in 2018;
•	Our expectation that we will sell securities on our balance sheet;
•	Our expectation regarding repayment of loans;
•	Expected uses of cash in 2018; and
•	Statements with respect to having adequate liquidity

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

Results of Operations

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Financial Summary

The Company’s sales for the six months ended December 31, 2017 were $59,653 compared to $320,338 for the six months ended December 31, 2016.

The Company’s net loss for the six months ended December 31, 2017 was $5,507,781 compared to a net loss of $3,140,693 for the six months ended December 31, 2016.

Sales

For the six months ended December 31, 2017, sales were $59,653 compared to $320,338 for the six months ended December 31, 2016, a decrease of $260,685 or 81%. The sales decrease was driven primarily by the lack of funding for inventory production, direct sales support, and advertising and promotion of the Company’s products. Also, in 2017 the Company has reduced prices on its existing drinks and shots inventory in order to clear out existing inventory and prepare for the launch of its new HEMPd product line. The prior year sales amount included a large sale to a distributor. In the six months ended December 31, 2017 sales consisted of approximately 68% online sales, 22% retailer sales, and 10% distributor sales, compared to 97% distributor sales and 3% online sales for the six months ended December 31, 2016.

Cost of Sales

For the six months ended December 31, 2017, cost of sales was $173,043 or 290% of sales, versus $127,476 or 40% of sales for the six months ended December 31, 2016, an increase of $45,567 or 36%. In 2017 the Company recorded inventory obsolescence expense of $93,110 compared to $28,837 in 2016, resulting in a high cost of sales percentage. In 2017 the obsolescence expense was comprised of the write-down of the remaining hemp-infused beverage and shots inventory to reflect selling price reductions. In 2016, the obsolescence expense was due to the write-off of the Company’s expired brownie inventory.

Operating Expenses

For the six months ended December 31, 2017, operating expenses were $2,744,840 or 4,601% of sales, compared to $2,602,148 or 812% of sales for the six months ended December 31, 2016, an increase of $142,692 or 6%. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the six months ended December 31, 2017, general and administrative expenses were $2,567,486 or 4,304% of sales, compared to $1,853,089 or 579% of sales for the six months ended December 31, 2016, an increase of $714,397 or 39%. The increase in general and administrative expenses in 2017 was driven by fees and penalties paid on convertible debt.

Advertising and Marketing

For the six months ended December 31, 2017, advertising and marketing expenses were $118,191 or 198% of sales, compared to $749,059 or 234% of sales for the six months ended December 31, 2016, a decrease of $630,868 or 84%. The decrease in advertising and marketing expenses in 2017 was driven by the lack of funding for advertising and promotional expenditures and the decreased need to advertise and promote the Company’s existing products in anticipation of the launch of the new product line.

Impairment Expense

During the six months ended December 31, 2017, the Company recorded an impairment expense of $59,163 related to its investment in Rocky Mountain High Water Company. This represented a 100% impairment on this investment. There was no impairment recorded during the six months ended December 31, 2016.

Other (Income) Expense

Interest Expense

For the six months ended December 31, 2017, interest expense was $2,054,438, compared to $398,648 for the six months ended December 31, 2016, an increase of $1,655,790 or 415%. The increase in interest expense, which includes the amortization of the discount on convertible debt, beneficial conversion features on convertible debt, interest on Series C Preferred Stock, and interest on newly issued convertible debt was due to increased debt activity in 2017.

Gain on Extinguishment of Debt

For the six months ended December 31, 2017, the Company recorded a gain of $1,200,092 on the extinguishment of debt. The gain was a result of the legal settlement related to certain notes, the amendment of two convertible notes into non-convertible notes, and the conversion of certain convertible notes payable involving derivative liabilities into stock. There was no change gain or loss on the extinguishment of debt during the six months ended December 31, 2016.

Loss on Change in Fair Value of Derivative Liability

For the six months ended December 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $1,795,205 compared to a loss of $332,759 during the six months ended December 31, 2016. In 2017 the loss resulted from the increase in convertible debt and the related increase in the value of the conversion features, partially offset by the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, over the period from July 1, 2017 to December 31, 2017. The smaller loss in 2016 resulted from the relative stability of the price of the Company’s common stock between July 1, 2016 and December 31, 2017.

Income Taxes

For the six months ended December 31, 2017 and 2016, the Company recorded no income tax benefit due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets of $736,861, consisting of cash of $16,983, accounts receivable (net) of $2,844, inventory of $82,312, and prepaid expenses and other current assets of $634,722. As of December 31, 2017, we had current liabilities of $7,843,534, consisting of accounts payable and accrued liabilities of $750,807, related party convertible notes payable (net) of $174,456, convertible notes payable (net) of $677,698, other notes payable of $549,936, accrued interest of $81,248, and derivative liability of $5,609,389. During the six months ended December 31, 2017, the Company received proceeds of $760,000 from the issuance of debt and $8,500 related to a private offering stock sale of 500,000 shares of common stock. The selling price of the common stock was $.017 per share.

Cash flows from operating activities

Net cash used in operating activities during the six months ended December 31, 2017 and 2016 was $836,334 and $789,802, respectively. In both periods, the Company used funds for freight, storage, and administrative expenses.

Cash flows from investing activities

Net cash used in investing activities during the six months ended December 31, 2017 and 2016 was $664 and $76,409, respectively. In 2017 the Company expended $1,496 for computer and office equipment compared to $36,635 for vehicles in 2016. In 2016 the Company also invested $39,774 in Rocky Mountain High Water Company.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended December 31, 2017 and 2016 was $762,306 and $919,017, respectively. In 2017 debt issuances provided $760,000 and common stock sales provided $8,500. Also in 2017, the Company made payments on debt totaling $6,194. In 2016 common stock sales provided $456,650 and debt issuances provided $466,560. Also in 2016, the Company made payments on debt totaling $4,193.

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

Impairment Expense

For the year ended June 30, 2016, the Company recorded an impairment expense of $166,000 related to its investment in Dollar Shots Club. This represented a 100% impairment on this investment. There was no impairment recorded during the year ended June 30, 2017.

Other (Income) Expense

Interest Expense

For the year ended June 30, 2017, interest expense was $1,044,431, compared to $203,496 for the year ended June 30, 2016, an increase of $840,935 or 413%. The increase in interest expense, which includes the amortization of the discount on convertible debt and interest on Series C Preferred Stock, was due to increased debt in 2017.

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

Material Indebtedness

As of December 31, 2017 and June 30, 2017, the Company’s outstanding debt, net of discounts, totaled $1,402,090 and $1,025,630, respectively. The increase in debt during the six months ended December 31, 2017 was to fund the Company’s operations as the Company’s sales of hemp-infused beverages slowed and the Company prepared for the launch of its new CBD-infused products.

Recently, our operations have been funded primarily through the issuance of secured convertible promissory notes, which are currently convertible to common stock at fixed prices ranging from $0.005 to $0.024, or at a specified percentage discount off market prices. Discounts range from 20% to 50% and based on a contracted look-back period. Interest rates on our notes payable range from 6% to 10%.

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

The Company has the following formal funding arrangements:

•	Eagle Equities, LLC – On July 28, 2017 we executed an agreement with Eagle Equities, LLC (“Eagle Equities”) to sell up to $500,000 in convertible notes to Eagle Equities. On that same date, we issued a 12-month, convertible note bearing interest at 8% to Eagle Equities in exchange for funding $220,000, net of fees. The note is convertible to common stock at a 45% discount to market based on a look-back formula. In January 2018, Eagle Equities Assigned this note to GHS. The Company had the ability to obtain additional funding of $220,000 by issuing another convertible note to Eagle Equities eight months from the date of the original note, but chose not to avail itself of this financing.

•	GHS Investments, LLC – On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments, LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and requires the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. In addition to the EFA, on October 12, 2017 the Company entered into a $250,000 secured convertible promissory note with a term of nine months and bearing interest at 10%. The note is convertible to common shares based on a formula with a discount to market price. On November 2, 2017, the Company entered into a second $250,000 secured convertible promissory note with similar terms after filing a registration statement on Form S-1 with the SEC on November 1, 2017. Both notes were amended on November 30, 2017 to remove the conversion feature. On January 5, 2018 the Company entered into a $300,000 secured convertible promissory note with GHS.

•	On February 9, 2018 the Company received a notice of effectiveness from the Securities and Exchange Commission on its Registration Statement on Form S-1/A. The registration statement registered 250,000,000 shares of common stock for resale by GHS. The effectiveness allows the Company to begin putting its common shares to GHS at the contractually set prices. Subsequent to the effective date, the Company sold 135,149,014 shares of stock to GHS in accordance with the EFA.

The Company expects to fund its operational and investing needs through the EFA over the next two years.

Future Liquidity Requirements

During the year ending December 31, 2018, the Company expects to have an operational cash shortfall of approximately $850,000 to $1,500,000 depending on the timing, development, and advertising and marketing needs related to our future product rollouts. Our cash needs will be higher in the first half of 2018. In the second half of 2018, we expect our outside cash needs to lessen with a net operational positive cash flow in the fourth quarter of 2018. We expect our operational cash needs will be met by our current funding arrangements with GHS.

Off-Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $7,041,899, an accumulated deficit of $31,662,414, and a working capital deficit of $7,106,673 as of December 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On October 12, 2017, the Company entered into an Equity Financing Agreement (“EFA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $12,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. In February 2018 the Company began sales of common stock to GHS under the EFA. Management believes the EFA will provide sufficient cash flows until cash flows from operations become consistently positive.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue from the sale of its products when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2015	$11,504,057
Issued during the year ended June 30, 2016	3,887,618
Converted during the year ended June 30, 2016	(2,102,681)
Change in fair value recognized in operations	(11,071,250)
Balance, June 30, 2016	2,217,744
Issued during the year ended June 30, 2017	1,383,650
Exercises/Conversions	(479,834)
Change in fair value recognized in operations	1,951,019
Balance, June 30, 2017	5,072,579
Issued during the six months ended December 31, 2017	4,017,623
Converted during the six months ended December 31, 2017	(5,276,018)
Change in fair value recognized in operations	1,795,205
Balance, December 31, 2017	$5,609,389

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2017, June 30, 2017, and June 30, 2016:

	December 31, 2017	June 30, 2017	June 30, 2016
Estimated dividends	None	None	None
Expected volatility	165	114%	45%
Risk free interest rate	1.39	.84%	.12%
Expected term	.1 to 4.8 years	1 to 2.0 years	1 to 5.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the six months ended December 31, 2017 the Company recorded an impairment charge on the goodwill related to the acquisition of Rocky Mountain High Water Company in the amount of $59,163. As of December 31, 2017 the goodwill related to this acquisition is fully impaired. No impairment charges were recorded during the year ended June 30, 2017 or the six months ended December 31, 2016. During the year ended June 30, 2016 the Company recorded an impairment of $166,000 on its investment in Dollar Shots Club when it was determined that the Company would not likely recover its investment. The $166,000 represented the entire investment.

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

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in shareholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly, unless otherwise noted, all issuances of preferred stock are presented as a component of consolidated shareholders’ equity (deficit).

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2019. The Company is currently evaluating the impact of ASU 2014-09, including the transition method, on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2021 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Paritz & Company, P.A., Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2017, June 30, 2017, and June 30, 2016
F-3	Consolidated Statements of Operations for the six months ended December 31, 2017 and 2016 and the years ended June 30, 2017 and 2016
F-4	Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016 and the years ended June 30, 2017 and 2016
F-5	Consolidated Statements of Shareholder’s Deficit for the six months ended December 31, 2017 and 2016 and the years ended June 30, 2017 and 2016
F-6	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocky Mountain High Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Brands, Inc. (the Company) as of December 31, 2017 and June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended December 31, 2017 and each of the two years in the period ended June 30, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and June 30, 2017 and 2016, and the results of its operations and its cash flows for the six months ended December 31, 2017 and each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a shareholders’ deficit of $7,041,899, an accumulated deficit of $31,662,414, and a working capital deficit of $7,106,673 as of December 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2015.

Hackensack, New Jersey
April 2, 2018

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	December 31, 2017	June 30, 2017	June 30, 2016
CURRENT ASSETS

Cash	$16,983	$91,675	$102,255
Accounts Receivable, net of allowance of $195,632, $138,373, and $60,163, respectively	2,844	63,268	20,377
Inventory	82,312	224,695	290,368
Prepaid Expenses and Other Current Assets	634,722	774,338	1,716,551
TOTAL CURRENT ASSETS	736,861	1,153,976	2,129,551

Property and Equipment, net	35,681	48,133	92,208
Other Assets	29,093	77,256	33,230

TOTAL ASSETS	$801,635	$1,279,365	$2,254,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$750,807	$441,190	$337,866
Related Party Convertible Notes Payable, net of debt discount	174,456	266,247	20,730
Convertible Notes Payable, net of debt discount	677,698	733,253	597,500
Notes Payable	549,936	26,130	—
Redemption Value of Series C Preferred Stock	—	1,661,424	2,495,666
Accrued Interest	81,248	382,820	58,399
Deferred Revenue	—	—	500,000
Derivative Liability	5,609,389	5,072,579	2,217,744
TOTAL CURRENT LIABILITIES	7,843,534	8,583,643	6,227,905

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of December 31, 2017, June 30, 2017, and June 30, 2016	1,000	1,000	1,000
Preferred Stock - Series B - Par Value of $.001 5,000,000 shares designated; No shares issued and outstanding	—	—	—
Preferred Stock - Series C - Par Value of $.001 2,000,000 shares designated; No shares issued and outstanding as of December 31, 2017 (1,107,616 shares classified as a liability as of June 30, 2017 and June 30, 2016)	—	—	—
Preferred Stock - Series D - Par Value of $.001 2,000,000 shares designated; No shares issued and outstanding	—	—	—
Preferred Stock - Series E - Par Value of $.001 789,474 shares designated, no shares issued and outstanding as of December 31, 2017; No shares designated, issued and outstanding as as of June 30, 2017 and June 30, 2016	—	—	—
Common Stock - Par Value of $.001 4,000,000,000 shares authorized, 1,159,706,457 shares issued and outstanding as of December 31, 2017; 950,000,000 shares authorized, 786,525,118 shares issued and outstanding as of June 30, 2017; 800,000,000 shares authorized, 537,989,764 shares issued and outstanding as of June 30, 2016	1,159,706	786,525	537,990
Additional Paid-In Capital	23,459,809	18,062,830	12,366,476
Accumulated Deficit	(31,662,414)	(26,154,633)	(16,878,382)
TOTAL SHAREHOLDERS' DEFICIT	(7,041,899)	(7,304,278)	(3,972,916)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$801,635	$1,279,365	$2,254,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

	Six Months Ended		Year Ended
	December 31, 2017	December 31, 2016 (Unaudited)	June 30, 2017	June 30, 2016

Sales	$59,653	$320,338	$401,974	$1,075,476

Cost of Sales	79,933	98,639	150,922	408,918
Inventory Obsolescence	93,110	28,837	100,998	725,718

Gross Profit (Loss)	(113,390)	192,862	150,054	(59,160)

Operating Expenses
General and Administrative	2,567,486	1,853,089	5,751,464	2,142,984
Advertising and Marketing	118,191	749,059	1,513,633	1,340,428
Impairment Expense	59,163	—	—	166,000
Total Operating Expenses	2,744,840	2,602,148	7,265,097	3,649,412

Loss from Operations	(2,858,230)	(2,409,286)	(7,115,043)	(3,708,572)

Other (Income)/Expenses:
Interest Expense	2,054,438	398,648	1,044,431	203,496
Debt Inducement Expense	—	—	—	3,887,618
Loss (Gain) on Extinguishment of Debt	(1,200,092)	—	—	945,838
Gain on Redemption Value of Series C Preferred Stock	—	—	(834,242)	—
Loss (Gain) on Change in Fair Value of Derivative Liability	1,795,205	332,759	1,951,019	(11,071,250)
Total Other (Income) Expenses:	2,649,551	731,407	2,161,208	(6,034,298)

Income (Loss) Before Income Tax Provision	(5,507,781)	(3,140,693)	(9,276,251)	2,325,726

Income Tax Provision	—	—	—	—

Net Income (Loss)	$(5,507,781)	$(3,140,693)	$(9,276,251)	$2,325,726

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$0.01

Weighted Average Shares Outstanding	855,469,994	629,289,895	699,508,915	474,571,836

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended		Year Ended
	December 31, 2017	December 31, 2016 (Unaudited)	June 30, 2017	June 30, 2016
Operating Activities:
Net Income (Loss)	$(5,507,781)	$(3,140,693)	$(9,276,251)	$2,325,726
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	468,291	409,062	1,917,159	611,881
Stock-based payments to vendors	—	465,267	1,013,351	—
Warrants and options issued for services rendered	180,163	407,447	2,074,228	—
Non-cash interest expense	2,054,438	398,649	1,044,431	203,496
Fees and penalties on debt	729,929	—	—	—
Impairment expense	59,163	—	—	166,000
Gain on change in redemption value of Series C Preferred Stock	—	—	(834,242)	—
(Gain) Loss on change in fair value of derivative liability	1,795,205	332,759	1,951,019	(11,071,250)
(Gain) Loss on extinguishment of debt	(1,200,092)	—	—	945,838
Warrants issued for debt inducement	—	—	—	3,887,618
Bad debt expense	61,554	—	184,966	152,750
Loss on disposal of equipment	—	43,221	59,133	—
Depreciation expense	13,116	18,691	30,786	22,122
Inventory write-down	93,110	28,837	100,998	725,728
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	(242,052)	(227,857)	(40,926)
Inventory	49,273	43,260	(35,325)	(260,625)
Prepaid expenses	3,966	164,928	(8,508)	(48,940)
Other assets	(11,000)	(3,431)	—	(13,486)
Deferred revenue	—	—	—	470,048
Accounts payable and accrued liabilities	375,462	284,253	103,322	144,853
NET CASH USED IN OPERATING ACTIVITIES	(836,334)	(789,802)	(1,902,790)	(1,779,167)

Investing Activites:
Investment in Rocky Mountain High Water Company	—	(39,774)	(44,026)	—
Investment in product development	—	—	—	(19,400)
Acquisition of property and equipment	(1,496)	(36,635)	(45,844)	(99,642)
Disposal of property and equipment	832	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(664)	(76,409)	(89,870)	(119,042)

Financing Activities:
Proceeds from issuance of convertible notes	220,000	330,000	700,000	500,000
Repayment of convertible notes	—	—	—	(165,000)
Proceeds from issuance of related party convertible notes	100,000	100,600	289,600	—
Repayment of related party convertible notes	—	—	(25,000)	(31,000)
Proceeds from issuances of notes payable	440,000	35,960	35,960	318,332
Repayment of notes payable	(6,194)	(4,193)	(9,830)	—
Proceeds from issuance of common stock	8,500	456,650	991,350	1,282,406
NET CASH PROVIDED BY FINANCING ACTIVITIES	762,306	919,017	1,982,080	1,904,738

DECREASE IN CASH	(74,692)	52,806	(10,580)	6,529

CASH - BEGINNING OF PERIOD	91,675	102,255	102,255	95,726

CASH - END OF PERIOD	$16,983	$155,061	$91,675	$102,255

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$3,055,140	$188,023	$189,455	$143,600
Common stock issued for acquisition	$—	$—	$—	$166,000
Debt and accrued interest converted for common stock	$3,889,083	$442,633	$504,736	$—
Common stock issued as part of legal settlement	$1,439,975	$500,000	$500,000	$—
Derivative liability relieved upon conversion of related debt	$5,276,018	$318,125	$352,625	$2,102,681
Derivative liability incurred for debt discount	$4,017,622	$—	$659,150	$—
Benefical conversion feature recognized	$—	$212,771	$212,771	$—
Series C Preferred Stock issued for common stock	$—	$—	$—	$2,495,666
Series C Preferred Stock redeemed for common stock	$1,661,424	$—	$—	$—
Conversion of debt to common stock	$1,512,606	$293,532	$348,532	$179,220

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Shareholders' Deficit for the Six Months Ended December 31, 2017

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit	Total

Balance - June 30, 2017	786,525,118	$786,525	1,000,000	$1,000	—	$—	—	$—	$18,062,830	$(26,154,633)	$(7,304,278)

Shares issued for cash	500,000	500							8,000		8,500

Shares issued for compensation							789,474	789	14,211		15,000

Preferred shares converted to common shares	789,474	789					(789,474)	(789)			—

Stock options issued to Board members and employees									179,116		179,116

Shares issued upon conversion of convertible notes	321,291,865	321,292							3,626,114		3,947,406

Stock options issued for services rendered	5,600,000	5,600							174,563		180,163

Shares issued as part of a legal settlement	45,000,000	45,000							1,394,975		1,439,975

Net loss for the six months ended December 31, 2017	—	—	—	—	—	—	—	—	—	(5,507,781)	(5,507,781)

Balance - December 31, 2017	1,159,706,457	$1,159,706	1,000,000	$1,000	—	$—	—	$—	$23,459,809	$(31,662,414)	$(7,041,899)

Rocky Mountain High Brands, Inc.

Consolidated Statements of Shareholders' Deficit for the Six Months Ended December 31, 2016

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - June 30, 2016	537,989,764	$537,990	1,000,000	$1,000	—	$—	—	$—	$12,366,476	$(16,878,382)	$(3,972,916)

Shares issued for cash	41,485,294	41,485							415,165		456,650

Shares issued for compensation	11,933,557	11,934							399,330		411,264

Shares issued for services rendered	15,701,363	15,701							449,567		465,268

Shares issued upon conversion of convertible notes	75,761,502	75,762							112,261		188,023

Cashless warrant exercise	45,408,834	45,409							278,614		324,023

Shares issued as part of a legal settlement	6,800,000	6,800							493,199		499,999

Beneficial conversion feature on convertible related party notes payable									212,771		212,771

Net loss for the six months ended December 31, 2016	—	—	—	—	—	—	—	—	—	(3,140,693)	(3,140,693)

Balance - December 31, 2016	735,080,314	$735,081	1,000,000	$1,000	—	$—	—	$—	$14,727,383	$(20,019,075)	$(4,555,611)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Shareholders' Deficit for the Year Ended June 30, 2016 and 2017

	Common Stock		Preferred Stock A		Preferred Stock C		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - June 30, 2015	400,356,154	$400,356	1,000,000	$1,000	—	$—	$7,625,395	$(19,204,108)	$(11,177,357)
									—
Shares issued for acquisition	2,000,000	2,000					164,000		166,000

Shares issued for services rendered	5,107,143	5,107					248,959		254,066

Shares issued upon conversion of convertible notes	103,005,455	103,005					1,067,843		1,170,848

Issuance of common stock for cash	38,521,012	38,521					1,243,885		1,282,406
									—
Return of employee shares as part of settlement agreements	(11,000,000)	(11,000)					(148,940)		(159,940)

Warrants issued for compensation							1,244,661		1,244,661

Beneficial conversion feature on convertible related party notes payable							298,332		298,332

Gain on extinguishment of related party convertible notes							622,342		622,342

Net income for the year ended June 30, 2016	—	—	—	—	—	—	—	2,325,726	2,325,726

Balance - June 30, 2016	537,989,764	$537,990	1,000,000	$1,000	—	$—	$12,366,476	$(16,878,382)	$(3,972,916)

Shares issued for cash	65,667,587	65,668					925,682		991,350

Shares issued for services rendered	28,724,139	28,724					979,903		1,008,627

Shares issued for compensation	22,634,107	22,634					993,052		1,015,686

Shares issued upon conversion of convertible notes	77,800,687	77,801					320,997		398,798

Cashless warrant exercise	46,908,834	46,909					311,614		358,523

Shares issued as part of legal settlement	6,800,000	6,800					493,200		500,000

Beneficial conversion feature on convertible related party notes payable		—					212,771		212,771

Stock options issued for services rendered		—					1,459,134		1,459,134

Net income for the year ended June 30, 2017	—	—	—	—	—	—	—	(9,276,251)	(9,276,251)

Balance - June 30, 2017	786,525,118	$786,525	1,000,000	$1,000	—	$—	$18,062,830	$(26,154,633)	$(7,304,278)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – General

Rocky Mountain High Brands, Inc. (“RMHB” or the “Company”) was incorporated under the laws of the State of Nevada. On July 17, 2014, the Company changed its name from Republic of Texas Brands Incorporated to Totally Hemp Crazy, Inc and on October 23, 2014, the Company changed its name to Rocky Mountain High Brands, Inc.

RMHB currently operates four wholly-owned subsidiaries and one 49% owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes.

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp- infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids and cartridges. The Company plans to introduce CBD-infused waters and additional HEMPd product offerings during the remainder of 2018. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. Customer shipments of HEMPd products began in late March 2018.

The Company continues to market its lineup of four naturally flavored hemp-infused functional beverages (Citrus Energy, Black Tea, Mango Energy and Lemonade) and a low-calorie Coconut Lime Energy drink, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue from the sale of its products when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2015	$11,504,057
Issued during the year ended June 30, 2016	3,887,618
Converted during the year ended June 30, 2016	(2,102,681)
Change in fair value recognized in operations	(11,071,250)
Balance, June 30, 2016	2,217,744
Issued during the year ended June 30, 2017	1,383,650
Exercises/Conversions	(479,834)
Change in fair value recognized in operations	1,951,019
Balance, June 30, 2017	5,072,579
Issued during the six months ended December 31, 2017	4,017,623
Converted during the six months ended December 31, 2017	(5,276,018)
Change in fair value recognized in operations	1,795,205
Balance, December 31, 2017	$5,609,389

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2017, June 30, 2017, and June 30, 2016:

	December 31, 2017	June 30, 2017	June 30, 2016
Estimated dividends	None	None	None
Expected volatility	165%	114%	45%
Risk free interest rate	1.39%	.84%	.12%
Expected term	.1 to 4.8 years	1 to 2.0 years	1 to 5.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the six months ended December 31, 2017 the Company recorded an impairment charge on the goodwill related to the acquisition of Rocky Mountain High Water Company in the amount of $59,163. As of December 31, 2017 the goodwill related to this acquisition is fully impaired. No impairment charges were recorded during the year ended June 30, 2017 or the six months ended December 31, 2016. During the year ended June 30, 2016 the Company recorded a 100% impairment of $166,000 on its investment in Dollar Shots Club when it was determined that the Company would not likely recover its investment.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2019. The Company is currently evaluating the impact of ASU 2014-09, including the transition method, on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2021 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $7,041,899, an accumulated deficit of $31,662,414, and a working capital deficit of $7,106,673 as of December 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On October 12, 2017, the Company entered into an Equity Financing Agreement (“EFA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $12,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. In February 2018 the Company began sales of common stock to GHS under the EFA. Management believes the EFA will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

As of December 31, 2017, June 30, 2017, and June 30, 2016, inventory consists of the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Finished inventory	$77,517	$216,711	$290,368
Raw materials and packaging	4,795	7,984	—
Total	$82,312	$224,695	$290,368

NOTE 5 – Prepaid Expenses and Other Current Assets

As of December 31, 2017, June 30, 2017, and June 30, 2016, prepaid expenses and other current assets consists of the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Prepaid officers’ compensation	$445,149	$521,916	$1,334,261
Prepaid directors’ compensation	147,207	206,090	323,855
Prepaid marketing expenses	13,750	19,250	33,000
Other prepaid expenses and current assets	28,616	27,082	25,435
Total	$634,722	$774,338	$1,716,551

NOTE 6 – Property and Equipment

As of December 31, 2017, June 30, 2017, and June 30, 2016, property and equipment consists of the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Vehicles	$29,598	$29,598	$112,817
Furniture and equipment	42,538	41,042	343
Personal computers	2,379	3,315	1,170
	74,515	73,955	114,330
Less: accumulated depreciation	38,834	25,822	22,122
Total	$35,681	$48,133	$92,208

NOTE 7– Acquisitions

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

On November 12, 2016, the agreement with the Poafpybitty Family was amended to give the Company a controlling voting interest of 75% of WaterCo, while the Poafpybitty Family received 51% of the equity interest. The amended agreement is being accounted for as a step-acquisition, with the resulting goodwill of $59,163 included in other assets. During the six months ended December 31, 2017, the Company obtained an outside valuation of the rights to use the land and obtain the water described in the agreement. As a result of that analysis and the continued operating losses by the Company’s spring water business, the Company determined that its investment, including the related goodwill, was fully impaired. The Company recorded an impairment expense of $59,163 as of November 12, 2017. As a result of the step-acquisition, beginning on November 12, 2016 the operations of WaterCo are consolidated in the financial statements of RMHB.

NOTE 8 – Investments

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

As of June 30, 2016, the Company concluded that the investment was impaired and recorded a 100% impairment on this investment of $166,000.

NOTE 9 – Accounts Payable and Accrued Liabilities

As of December 31, 2017, June 30, 2017, and June 30, 2016, accounts payable and accrued liabilities consists of the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Accounts payable	$373,882	$231,429	$130,368
Accrued compensation	215,026	55,416	—
Other accrued expenses	161,899	154,345	207,498
Total	$750,807	$441,190	$337,866

NOTE 10 – Related Party Convertible Notes Payable

As of December 31, 2017, June 30, 2017, and June 30, 2016, the Company’s related party convertible notes payable consists of the following:

	Interest Rate	Term	December 31, 2017	June 30, 2017	June 30, 2016
Related party convertible notes payable	6%	0 - .1 year	$179,000	$493,450	$298,332
Discount			(4,544)	(227,203)	(277,602)
Total			$174,456	$266,247	$20,730

As of December 31, 2017, the related party convertible notes represent two notes payable to LSW in the amounts of $79,000 and $100,000. They are convertible to shares of the Company’s common stock at 50% of market price, as defined in the notes payable agreements.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the six months ended December 31, 2017 and December 31, 2016 at the inception of the notes relating to the excess of derivative value over the face of the notes. The Company recorded $44,901 and $0 of interest expense for the years ended June 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

As of June 30, 2017, Jerry Grisaffi, our former Chairman of the Board, held two notes payable with principal amounts of $200,150 and $184,300. The $200,150 note, which was due on December 19, 2017, converts at 50% of the average of the 3 lowest bid prices of the common stock during the 10 days prior to the conversion. The $184,300 note, which was renewed through December 30, 2017, is convertible at $.01 with an anti-dilutive clause that becomes effective with any dilution of the Company’s common stock greater than 1% of the shares outstanding at the time of split. Both notes accrue interest at 6%. As of December 31, 2017, these notes are reclassified to Convertible Notes Payable as Mr. Grisaffi is no longer a related party. Both of Mr. Grisaffi’s convertible notes payable are subject to a lawsuit brought by the Company against Mr. Grisaffi.

For the six months ended December 31, 2017 and December 31, 2016, interest expense on these notes, including amortization of the discount, was $262,613 and $160,089, respectively. For the years ended June 30, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $337,852 and $16,308, respectively.

NOTE 11 – Convertible Notes Payable

As of December 31, 2017, June 30, 2017, and June 30, 2016, the Company’s convertible notes payable consisted of the following:

	Interest Rates	Term	December 31, 2017	June 30, 2017	June 30, 2016
Convertible notes payable	6% - 10%	0 - 2 years	$1,026,995	$1,115,000	$597,500
Discount			(349,297)	(381,747)	—
Total			$677,698	$733,253	$597,500

The convertible notes are convertible to shares of the Company’s common stock at $.005 to 50% of the market price, as defined in the agreements. For the six months ended December 31, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $543,164 and $77,743, respectively. For the years ended June 30, 2017 and 2016, interest expense on these notes, including amortization of the discount, was $172,594 and $26,762, respectively.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded $1,179,140 and $0 of interest expense for the six months ended December 31, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes. The Company recorded $222,127 and $0 of interest expense for the years ended June 30, 2017 and 2016, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

During the six months ended December 31, 2017, the Company recorded a gain on extinguishment of debt of $1,200,092. This gain consists of the gain on the extinguishment of debt related to the legal settlement with a debt holder of $1,811,714, the gain on the assignment and subsequent amendment of a convertible note payable of $333,899, the loss on conversion of certain convertible notes payable involving derivative liabilities into stock of $930,265, and the loss of $15,256 arising from the amendments of two notes payable with GHS, which eliminated the conversion features of both notes. During the six months ended December 31, 2016 there was no gain or loss on extinguishment of debt.

All tangible and intangible assets of the Company are pledged as security.

NOTE 12 – Notes Payable

As of December 31, 2017, June 30, 2017, and June 30, 2016, the Company’s notes payable consists of the following:

	Interest Rates	Term	December 31, 2017	June 30, 2017	June 30, 2016
Notes payable	6% - 10%	.5 – 1.5 years	$549,936	$26,130	$—

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. The balance on the note was $19,936, $26,130, and $0 on December 31, 2017, June 30, 2017, and June 30, 2016, respectively. For the six months ended December 31, 2017 and 2016, interest expense on this note was $493 and $710, respectively. For the year ended June 30, 2017, interest expense on this note was $1,755.

On November 30, 2017 the Company amended two notes payable to GHS in the aggregate principal amount of $500,000. The notes, which were originally made on October 12 and November 2, 2017 and included conversion prices at 20% discount off market price, as defined in the agreements. The amendments removed the conversion features in the notes, totalling $500,000. Upon amendment, the Company recorded a loss on extinguishment of these notes of $15,256. As of December 31, 2017 the notes, which were previously included in Convertible Notes Payable are included in Notes Payable.

Notes Payable also includes two non-interest bearing notes totalling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings.

NOTE 13 – Deferred Revenue

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

NOTE 14 – Shareholders’ Deficit

Common Stock

As of June 30, 2016 the Company has 800,000,000 shares of common stock authorized. On March 14, 2017 the Board of Directors and the holders of a majority of the voting capital stock of the Company increased this authorization to 950,000,000 and on September 19, 2017 the authorization was increased to 4,000,000,000 shares. As of December 31, 2017 there are 1,159,706,457 common shares issued and outstanding.

During the six months ended December 31, 2017 the Company issued 373,181,339 shares of common stock, including 321,291,865 for convertible notes payable conversions, 45,000,000 as part of a legal settlement, 789,474 for the conversion from Series E Preferred Shares, 5,600,000 for services rendered, and 500,000 for cash. During the six months ended December 31, 2016 the Company issued 197,090,550 shares of common stock for convertible notes payable conversions, warrant exercises, compensation, cash purchases, services rendered, and a legal settlement.

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

On March 17, 2017, our Board of Directors approved the Rocky Mountain High Brands, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”). The purpose of the Incentive Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. Initially, the Board authorized 35,000,000 shares of the Company’s common stock to be included in the Plan. The Board of Directors awards these shares at its sole discretion.

On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 65,000,000.

On December 19, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 100,000,000.

Preferred Stock

As of December 31, 2017 the Company has 20,000,000 shares of Preferred Stock authorized and 10,789,474 designated through the various Series described below. The remaining 9,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock authorized and outstanding as of December 31, 2017 and June 30, 2017. LSW Holdings LLC (“LSW”), holds all of these shares. LSW’s Managing Member is Lily Li, RMHB’s Executive Vice President. In that capacity, Ms. Li has the authority to direct voting and investment decisions with regard to LSW’s interests in the Company.

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

On March 14, 2017, the board of directors and holders of a majority of the voting capital stock of the Company approved an amendment to the Company’s Articles of Incorporation to increase its authorized shares of preferred stock by 10,000,000. The Board of Directors fixed March 14, 2017 as the record date for determining the holders of its voting capital stock entitled to notice of these actions and receipt of this Information Statement. The increase in the authorization was effective in May 2017.

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

The Series A Preferred Stock is the subject of the lawsuit filed by the Company, Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Jerry Grisaffi, et al, which is disclosed in NOTE 18 – Legal Proceedings.

Series B Preferred Stock

The Company has 5,000,000 shares of Series B Preferred Stock authorized and none outstanding as of December 31, 2017 and June 30, 2017.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to authorize 2,000,000 shares of Series C Preferred Stock, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Series C Preferred Stock shares. As of June 30, 2017, there were 1,107,607 shares of Series C Preferred shares outstanding and the related redemption value of these shares was classified as a current liability. On October 6, 2017, the Company and the holder reached a legal settlement whereby the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. The holder then assigned the note to GHS in exchange for $1,000,000 consideration paid to him by GHS. As of December 31, 2017, there are no Series C Preferred Stock shares outstanding.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to authorize 2,000,000 shares of Series D Preferred Stock, a non-voting, non-interest bearing convertible preferred stock. Each Series C preferred share is convertible to 100 shares of common stock. As of December 31, 2017 and June 30, 2017, there are no Series D preferred shares outstanding.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted Michael Welch, Chairman of the Board 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock. As of December 31, 2017, there are no shares of Series E Preferred Stock outstanding.

Warrants

During the six months ended December 31, 2017, the Company granted no common stock warrants and none were exercised. As part of a legal settlement, 55,096,825 warrants were returned to the Company and cancelled on October 6, 2017. During the six months ended December 31, 2016, the Company granted 9,037,500 common stock warrants and 38,026,204 were exercised. As of December 31, 2017, June 30, 2017, and June 30, 2016, there are 650,000, 56,934,325, and 94,218,159 warrants outstanding respectively.

During the year ended June 30, 2017 the Company granted 9,725,000 warrants to purchase common stock and 47,008,834 were exercised. During the year ended June 30, 2016 the Company granted 39,000,000 warrants to purchase common stock and 3,658,914 were exercised.

Options

During the six months ended December 31, 2017, the Company issued 39,440,000 options to purchase common stock. The options have an exercise price ranging from $.001 and $.003 and vested immediately. The Company recognized an expense of $203,045 at the grant dates as the options immediately vested. There were no options granted or outstanding during the six months ended December 31, 2016. As of December 31, 2017 and June 30, 2017, there are 67,790,000 and 28,350,000 options outstanding.

During the year ended June 30, 2017, the Company issued 27,000,000 options to purchase common stock to two new directors. The options have an exercise price ranging from $.035 and $.045 and vested immediately. The Company recognized $1,459,134 as compensation expense. The Company also granted 350,000 options to a vendor at an exercise price of $.045. None of these options had been exercised as of June 30, 2017. There were no options granted or outstanding during fiscal year 2016. The options were valued using the Black-Scholes model using an expected volatility of 114%, expected terms of 2 years, a risk-free interest rate of

.84%, and no estimated dividends.

NOTE 15 – Concentrations

During the six months ended December 31, 2017, the Company’s two largest customers each accounted for approximately 6% of sales. During the six months ended December 31, 2016, the Company’s two largest customers accounted for approximately 75% and 1% of sales, respectively.

During the year ended June 30, 2017, the Company’s two largest customers accounted for approximately 50% and 7% of sales, respectively. During the year ended June 30, 2016, the Company’s two largest customers accounted for approximately 27% and 26% of sales, respectively.

NOTE 16 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the six months ended December 31, 2017 and 2016 and the years ended June 30, 2017 and 2016 is as follows:

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016	Year Ended June 30, 2017	Year Ended June 30, 2016
U.S federal statutory rate	(34%)	(34%)	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Increase in valuation allowance	34%	34%	34%	34%
Income tax provision (benefit)	0.0%	0.0%	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2017, June 30, 2017 and June 30, 2016 consist of the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Deferred Tax Assets
Net Operating Losses	$3,360,000	$4,482,000	$2,227,000
Less: Valuation Allowance	$(3,360,000)	$(4,482,000)	$(2,227,000)
Deferred Tax Assets – Net	—	—	—

As of December 31, 2017, the Company had approximately $16,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 for the six months ended December 31, 2017 that is still fully valued against as of December 31, 2017. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result have recorded no income tax expense during the six months ended December 31, 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

NOTE 17 – Commitments

Office Leases

The Company has a three-year lease for corporate office space. The lease commenced on September 1, 2016 with monthly payments of $7,715 in year one, $7,972 in year two, and $8,229 in year three. The lease is being accounted for on a straight-line basis over its term. The related straight-line rent liability is included in Accounts Payable and Accrued Liabilities.

On January 18, 2018, the RMHC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments are $91.

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

Employee Agreements

The Company has entered into employment agreements with the following Board members and officers:

In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President and General Counsel. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors.

On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors.

On February 1, 2018, the Company entered into a three-year employment agreement with Jens Mielke, Chief Financial Officer. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors.

On February 1, 2018, the Company entered into a three-year employment agreement with Charles Smith, Chief Operating Officer. The agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

NOTE 18 – Legal Proceedings

Arbitration Claim of Roy J. Meadows Against Rocky Mountain High Brands, Inc. dated February 24, 2016

On October 6, 2017 the Company executed a Release and Settlement Agreement with Roy Meadows (“Meadows Settlement”) regarding the litigation between the parties. As part of the Meadows Settlement, the Company agreed to issue 45 million shares of the Company’s common stock, including 20 million shares issued immediately and 25 million shares to be issued upon the effectiveness of the Company’s increased common share authorization, which occurred on October 31, 2017. Mr. Meadows is subject to a “leak-out” formula whereby he is limited in the number of shares he can re-sell if the stock price is below $.06 per share. In connection with this settlement, the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. Mr. Meadows assigned the note to GHS Investments, LLC, (“GHS”) an outside investment group, in exchange for $1,000,000 in consideration paid to him by GHS. Mr. Meadows released the Company from all claims and returned 55,096,825 stock warrants.

Claims Against Donna Rayburn

On October 6, 2017 the Company executed a Release and Settlement Agreement with Donna Rayburn regarding the litigation between the Company and Ms. Rayburn. Ms. Rayburn released the Company from all claims and returned 10 million stock warrants.

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C

The Company filed suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. The Company is seeking monetary damages against Lyonpride. The case is currently in the discovery phase.

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc.

Statewide Beverage Company, Inc. filed a breach of contract claim, and the Company has filed counterclaims for breach of contract, common law fraud and declaratory relief. The case is currently in the discovery phase.

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

The Company is seeking the return of Series A Preferred Stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges that RMHB’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement between the parties that was executed in June 2017. The Company is awaiting response from discovery requests at the current time. A trial date has been set for December 2018.

NOTE 19 – Subsequent Events

Between January 1 and March 30, 2018, the Company issued 349,469,321 shares of common stock, including 168,805,244 for convertible notes payable conversions, 10,597,405 for director and employee compensation, 29,096,402 for option exercises, 5,821,256 for services rendered, and 135,149,014 for proceeds of $1,293,600.

Between January 1 and March 30, 2018, the Company issued convertible notes payable in the amount of $300,000 and amended two notes payable to GHS in the aggregate amount of $500,000 to include a conversion feature of $.005. Holders of convertible notes payable converted $308,727 of outstanding principal during that same period.

On January 5, 2018 the Company entered into a $300,000 secured convertible promissory note with GHS. On January 9, 2018 the Company amended two $250,000 secured promissory notes payable with GHS to include a $.005 conversion feature.

On February 9, 2018 the Company received a notice of effectiveness from the Securities and Exchange Commission on its Registration Statement on Form S-1/A. The registration statement registered 250,000,000 shares of common stock for resale by GHS. Subsequent to the effective date, the Company sold 94,826,433 shares of stock to GHS in accordance with the EFA.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the six months ended December 31, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-KT, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of March 31, 2018, the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Michael Welch	64	Chairman of the Board, President and Chief Executive Officer

Jens Mielke	51	Chief Financial Officer

David Seeberger	62	Director and Vice President, Legal

Charles Smith	61	Director and Chief Operating Officer

John Blackington	65	Chief Commercialization Officer

Winton Morrison	79	Director

Dean Blythe	59	Director

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

DEAN BLYTHE – INDEPENDENT DIRECTOR

Dean Blythe joined the Company in March 2018 as a Director.

Mr. Blythe is the Founder and Managing Partner of TDF Resources, an advisory and investment firm he founded in January 2009 that provides advisory, management, and transaction services to public and private companies across a wide spectrum of industries.  Mr. Blythe served on the Board of Directors of Journal Communications, Inc., an NYSE-listed company, from 2013 until its sale in 2015. Mr. Blythe served on the Board of Directors of Total Outdoor Corp. from 2011 to 2013 and served as its Co-President and Chief Financial Officer from 2012 to 2013. From 2001 to 2009, Mr. Blythe was with Harte-Hanks, Inc., a NYSE-listed direct and targeted marketing services company. He served in various roles at Harte-Hanks, including as a member of the Board of Directors, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Secretary, and Vice President – Legal. Prior to joining Harte-Hanks, Mr. Blythe served as Senior Vice President – Corporate Development & General Counsel of Hearst-Argyle Television, Inc., a NYSE-listed company, and its predecessor, Argyle Television, Inc. Mr. Blythe previously served on the Boards of Directors of Argyle Security, Inc., where he chaired its Audit Committee, and New Vision Television, Inc.

Mr. Blythe holds a Juris Doctor degree from Duke University and a Bachelor of Science degree from Miami University in Oxford, Ohio.

JOHN BLACKINGTON – CHIEF COMMERCIALIZATION OFFICER

John Blackington joined the Company in February 2018 as Chief Commercialization Officer.  In 2001, Mr. Blackington formed one of the leading beverage/food consulting groups in the U.S., GBS Growth Partners. As Managing Partner of GBS, he led the development of cutting-edge commercialization strategies for many successful companies, including Bolthouse Farms, Celsius, Soylent, and BYB Brands, now owned by Coca-Cola. GBS strategies are known for their focus on consumers and building loyal daily brand users.

Mr. Blackington has jump-started a number of successful new brands in critical areas ranging from building sales and distribution systems, expanding retail availability, developing equity strategies, and strategic partnerships and acquisitions. He created the “Smart Equity Project”, an initiative of linking early stage companies with major industry players, bringing critical growth resources to promising brands, and needed growth diversification to large companies.

Mr. Blackington received his BS and MBA from the Wharton School of Business at the University of Pennsylvania.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Officers are appointed by our Board of Directors and hold office until they are removed by the Board, their contract expires, or they resign.

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

On December 16, 2013 the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case Number 13-36434-bjh-11. In early 2013, the Company sought to acquire a barbeque company and sought to raise capital and entered into an agreement with Empire Capital LLC (“Empire”) to assist in the raising of capital for the acquisition. By late 2013, the acquisition had fallen through due to the inability to obtain the needed financing. Empire then sued the Company claiming it was owed approximately $200,000 for its services on behalf of the Company along with additional damages. The Company disputed the claims and filed the Chapter 11 bankruptcy to restructure its current indebtedness and to provide a framework for moving forward. On May 22, 2014 the Company filed its Disclosure Statement and Plan of Reorganization, and on July 2, 2014 a hearing was held and the Plan of Reorganization was confirmed by written order of the Bankruptcy Court dated July 11, 2014.

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

The Plan created five classes of creditors. The Plan contained a separate and distinct obligation of the Company for each of the classes of creditors. The treatment of the Company’s obligation for each class was set forth in Article 5 of the Plan. The Class 1 Claimants consisted of allowed administrative claims and were to be paid in full on the effective date of the Plan. The only Class 1 Claimant was the Debtor’s attorney, who was paid in full after Court approval of his fee application. Class 2 Claimants consisted of allowed non-insider general unsecured claims. Those Class 2 Claimants were to be paid in full on their claims by receiving 5% of their allowed claim on the effective date of the Plan, and the remainder in 60 equal monthly payments. The Class 3 Claimants consisted of allowed insider general unsecured claims. The Class 3 Claimants consisted of three claimants and their claims were resolved by the issuance of stock of the Debtor. Class 4 Claimants consisted of the allowed claims of the Empire Group, as defined in Class 4. The Class 4 Claimants consisted of four claimants and their claims were resolved by the settlement of pending bankruptcy and non-bankruptcy litigation and other matters with the Class 4 Claimants, which included the return of shares of Debtor’s stock to treasury by one claimant of that Class and the issuance of other shares and delivery of a payment of $50,000.00 to another claimant of that Class. Class 5 Claimants consisted of allowed equity interest holders, and those claimants retained their shares of stock in the Debtor.

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

Advisory Board to the Board of Directors

In March 2018 the Board of Directors formed an informal Advisory Board consisting of non-employee members who provide advice to the Board of Directors. Gerry David and Kevin Harrington are currently members of the Advisory Board.

Code of Conduct

In August 2017 the Company adopted a Code of Conduct for all directors, officers, employees, and contractors.

Item 11. Executive Compensation Compensation Discussion and Analysis

In 2013, the Company entered into a ten-year employment agreement with Jerry Grisaffi, Chairman of the Board of Directors. Under the agreement, we agreed to compensate Mr. Grisaffi at a rate of $125,000 per year and to a bonus of $30,000 annually, or a greater amount as approved by the Company's Board of Directors. We also issued 10,000,000 shares of Series A preferred stock, 1,000,000 shares of Series B preferred stock, and 1,500,000,000 shares of restricted common stock to Mr. Grisaffi under the terms of the agreement. In June 2017, the Company and Mr. Grisaffi entered into an Indemnification and Release Agreement whereby both parties agreed to mutually release each other from the terms of Mr. Grisaffi’s employment agreement. The Company is seeking to void the Indemnification and Release Agreement.

In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President and General Counsel. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors.

On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors.

On February 1, 2018, the Company entered into a three-year employment agreement with Jens Mielke, Chief Financial Officer. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors.

On February 1, 2018, the Company entered into a three-year employment agreement with Charles Smith, Chief Operating Officer. The agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the six months ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch, President and CEO (1)	2017	$75,000	$—	$—	$36,166	$—	$—	$—	$111,166
	2016	75,000	—	26,274	—	—	—	—	$101,274
Jens Mielke, Chief Financial Officer (2)	2017	65,000	—	—	25,833	—	—	—	$90,833
	2016	60,000	—	24,360	—	—	—	—	$84,360
Charles Smith, Chief Operating Officer (3)	2017	30,000	—	—	18,083	—	—	—	$48,083
	2016	—	—	87,000	—	—	—	—	$87,000
David Seeberger, Vice President Legal (4)	2017	60,000	—	—	42,980	—	—	—	$127,340
	2016	60,000	—	—	24,360	—	—	—	$84,360
Lily Li, Vice President of International Sales (5)	2017	—	—	—	—	—	—	—	$—
	2016	—	—	—	—	—	—	—	$—
Jerry Grisaffi, Founder, Former Secretary and Former Chairman of the Board (6)	2017	—	—	—	—	—	—	—	$—
	2016	12,946	—	131,187	—	—	—	—	$144,133
John Blackington, Chief Commercialization Officer(7)	2017	—	—	—	36,166	—	—	—	$36,166
	2016	—	—	—	—	—	—	—	$—

Narrative Disclosure to the Summary Compensation Table

The Company paid its officers as 1099 Contractors during the first two quarters of 2016 due to the shortage of operating cash in the company during those time periods. All officers were converted to payroll during the third quarter of fiscal year 2016.

1.	Michael Welch was employed as a 1099 contractor in December 2015 and received compensation of $10,000. Mr. Welch initially joined the Company as Chief Financial Officer on January 1, 2016 at a salary of $120,000 per year and also became President and Chief Executive Officer on March 1, 2016 and also served as Chief Financial Officer until August 22, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 which were exercised on July 25, 2016 for 10,434,419 shares of common stock. On February 25, 2017, Mr. Welch agreed to take 60% of his base salary in shares of common stock. During the fiscal year ended June 30, 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation. On September 19, 2017 Mr. Welch was granted 789,474 shares of Series E Preferred Stock in lieu of cash compensation. On November 1, 2017 Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 common shares. On December 19, 2017, Mr. Welch was awarded 7,000,000 stock options.

2.	Jens Mielke joined the Company as Chief Financial Officer on August 22, 2016 at a salary of $120,000 per year. At that time, Mr. Mielke agreed to take 50% of his base salary in shares of common stock. Prior to joining the Company as an officer in August 2016, Mr. Mielke earned $1,892 as a 1099 contractor in July and August 2017. During the fiscal year ended June 30, 2017, Mr. Mielke was granted an additional 700,000 shares of common stock as compensation. On October 1, 2017 the Board of Directors changed Mr. Mielke’s annual base salary to $140,000 and changed the cash portion of Mr. Mielke’s compensation to 80%. On December 19, 2017, Mr. Mielke was awarded 5,000,000 stock options.

3.	Charles (Chuck) Smith is an investor in the Company, is a member of the Board of Directors, and is Chief Operating Officer. He agreed to forego a salary until the Company was fully-funded. On October 1, 2017, Mr. Smith began accruing an annual base salary of $120,000. On Mr. Smith was awarded 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on February 28, 2016 for his service on the Board of Directors. His options were exercised on July 29, 2016 for 7,216,500 shares of common stock, which is included in the Director Compensation Table. During fiscal year ended June 30, 2017, Mr. Smith was granted 2,500,000 shares of common stock as compensation. On December 19, 2017 Mr. Smith was awarded 3,500,000 stock options.

4.	David Seeberger’s contract specifies that he receive compensation at the rate of $120,000 per year once the Company is fully-funded and Mr. Seeberger was awarded 2,000,000 shares of the Company’s common stock on August 21, 2014 valued at $33,200 at the time of issuance. Since the Company has not yet received fully-funded status, he was paid $62,915 in fiscal year 2016 as a 1099 contractor. The Company added Mr. Seeberger to its payroll as of March 1, 2016 at a salary of $120,000 per year. In addition, Mr. Seeberger received 6,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016, which were exercised on July 29, 2016 for 6,282,771 shares of common stock. On February 25, 2017, Mr. Seeberger agreed to take 50% of his base salary in shares of common stock. During the fiscal year ended June 30, 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation. On December 19, 2017 Mr. Seeberger was awarded 8,000,000 stock options. This included 2,000,000 options available to Mr. Seeberger under his original employment agreement dated July 2, 2014.

5.	Lily Li was appointed Executive Vice President on December 20, 2016. She agreed to forego a salary, but received compensation via common stock grants. In December 2016, Ms. Li exercised 5,000,000 warrants that had been granted to her prior to her employment with the Company. In February 2017 Ms. Li was granted 10,000,000 shares of common stock as compensation.

6.	Jerry Grisaffi’s employment contract called for compensation at $125,000 per year. In fiscal year 2016 he received $59,423 and in fiscal year 2017 he received $12,946 before he agreed to suspend his salary. In the Indemnification and Release Agreement executed by Mr. Grisaffi and the Company, he agreed to forego $112,054 related to fiscal year 2017 unpaid compensation. Mr. Grisaffi resigned from the Company on June 30, 2017. The Company is seeking to void the Indemnification and Release Agreement.

7.	John Blackington was employed by the Company beginning February 1, 2018. From November 1, 2017 until January 31, 2018, Mr. Blackington was a 1099 contractor to the Company and accrued $6,000 per month for his services. On December 19, 2017 Mr. Blackington was awarded 7,000,000 stock options.

Outstanding Equity Awards at December 31, 2017 Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named Executive Officer as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable (1)	Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/Warrants (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Welch, President and CEO	7,000,000	—	—	$0.003	12/19/2019	—	—	—	—
Jens Mielke, Chief Financial Officer	5,000,000			0.003	12/19/2019
Charles Smith, Chief Operating Officer	3,500,000			0.003	12/19/2019
David Seeberger, Vice President and General Counsel	8,000,000			0.003	12/19/2019
John Blackington, Chief Commercialization Officer	7,000,000			0.003	12/19/2019

Narrative Disclosure to the Outstanding Equity Awards Table

1. On December 19, 2017 the Executive Officers included in the above table were granted options to purchase common stock at $.003 per share. The options expire on December 19, 2019.

Compensation of Directors Table

The table below summarizes all compensation paid to our Directors during the six months ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch (1)	$—	$—	$—	$—	$—	$—	$87,000
Charles Smith (2)	—	—	—	—	—	—	$—
David Seeberger (3)	—	—	—	—	—	—	$—
Winton Morrison (2)	—	18,083	—	—	—	—	$18,083
Gerry David (4)	24,000	—	—	—	—	—	$24,000
Kevin Harrington (4)	24,000	—	—	—	—	—	$24,000

Narrative Disclosure to the Director Compensation Table

(1)	Michael Welch joined the Board of Directors as Chairman on September 11, 2017. His compensation as President and CEO is included in the Summary Compensation Table.
(2)	Charles Smith and Winton Morrison became Board Members in February 2016. Mr. Smith’s compensation as Chief Operating Officer is included in the Summary Compensation Table. As Board members, the Company agreed to issue each of them 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 and exercisable for a five-year period after a one year holding period. Both Mr. Smith and Mr. Morrison exercised their warrants on July 29, 2016 in exchange for 7,216,500 shares of common stock.
(3)	David Seeberger joined the Board of Directors on September 11, 2017. His compensation as Vice President and General Counsel is included in the Summary Compensation Table.
(4)	Gerry David and Kevin Harrington joined the Board of Directors on May 11, 2019 and left the Board on September 11, 2017. They continue to provide paid consulting services to the Company. Compensation for Mr. David and Mr. Harrington included in the above table only includes the period from July 1, 2017 to September 11, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2017, the beneficial ownership of the Company’s capital stock by each Executive Officer and Director, by each person known to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 1,468,853,197 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class(2)	Percent of Voting Power (3)
Current Executive Officers & Directors:
Common Stock	Michael R. Welch 10626 Cox Lane Dallas, TX 75229	26,836,071	1.71%	1.44%
Common Stock	Jens R. Mielke 4403 Vandelia St. Dallas, TX 75219	9,743,153	0.62%	0.52%
Common Stock	Charles Smith 479 Medina Dr. Highland Village, TX 75077	18,042,839	1.15%	.97%
Common Stock	David M. Seeberger 1252 N. Selva Dallas, TX 75218	25,261,241	1.61%	1.35%
Common Stock	John T. Blackington, Jr. 2905 Amesbury Dr. Plano, TX 75093	5,609,982.34%		.30%
Common Stock	Winton Morrison 277 Driftwood Rd., SE St. Petersburg, FL 33705	13,295,667.85%		0.71%
Common Stock	Lily Li(4) 4858 Route 32 Catskill, NY 12414	116,000,000	7.39%	22.26%
Common Stock	Dean Blythe (6) 11059 Windjammer Dr. Frisco, TX 75034	0	0	0%
Common Stock Total of All Current Directors and Officers:		214,788,953	13.67%	27.55%

More than 5% Beneficial Owners
Series A Preferred Stock	LSW Holdings, LLC(5)	1,000,000	100%	21.40%

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2) Based on 1,468,853,197 shares of common stock issued and outstanding as of March 30, 2018, together with 100,000,000 shares of common stock issuable upon conversion of Series A Preferred Stock.

(3) Based on a total of 1,868,853,197 possible votes, consisting of: (i) 1,468,853,197 shares of common stock issued and outstanding as of March 30, 2017; and (ii) 1,000,000 shares of Series A Preferred Stock, which are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 400 votes for each share held.

(4) Beneficial ownership for Lily Li includes 16,000,000 shares of common stock, and 1,000,000 shares of Series A Preferred Stock, which are convertible to common stock on a 1-for-100 basis and are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 400 votes for each share held.

(5) Lily Li is the Managing Member of LSW Holdings, LLC, and, in that capacity, she has the authority to direct voting and investment decisions with regard to its shares of capital stock.

(6) Dean Blythe was appointed to the Board of Directors on March 19, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there have been no transactions or presently proposed transactions since our incorporation to which we have been a participant in which: (1) the amount involved exceeded or will exceed the lesser of: (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and (2) any of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect:

1.	In January 2016, the Company entered into a five-year employment agreement with Michael Welch, then Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016. During fiscal year 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation.

2.	In July 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President – Legal. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. During fiscal year 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation.

3.	As of December 31, 2017 and June 30, 2017 the Company had two notes payable to our former Chairman of the Board and shareholder Jerry Grisaffi in the aggregate amount of $384,450. Accrued interest on these notes as of December 31, 2017 and June 30, 2017 was $23,118 and $11,420, respectively. One note in the amount of $184,300 relates to Mr. Grisaffi’s deferred compensation in fiscal years 2015 and 2016. The other note in the amount of $200,150 relates to advances Mr. Grisaffi made to the Company. Both notes bear interest at 6% and are convertible to common stock at prices ranging from $.01 to 50% of market.

4.	In June 2017, Mr. Grisaffi resigned from the Board of Directors. In connection with his resignation, the Company and Mr. Grisaffi entered into an Indemnification and Release Agreement whereby both parties agreed to mutually release each other from the terms of Mr. Grisaffi’s employment agreement. The Company is seeking to void the Indemnification and Release Agreement.

5.	On May 19, 2017 the Company made a convertible promissory note to LSW Holdings, LLC (“LSW”). Lily Li, our Executive Vice President is Managing Member of LSW. The principal amount of the note is $79,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. On July 11, 2017 the Company made another convertible promissory note to LSW. The principal amount of the note is $100,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we have one independent director, Winton Morrison.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the six months ended December 31, 2017 and 2016 by the Company’s independent registered public accounting firm, Paritz & Company, P.A., in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Six Months Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2017	$20,000	$—	$—	$—
December 31, 2016	$17,500	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-KT. Financial Statements (See Item 8)

(b)	Exhibits:

3.1	Articles of Incorporation, as Amended(1)

3.2	By-laws, as Amended(1)

3.3	Certificate of Designation for Series A Preferred Stock(3)

3.4	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(6)

3.5	Second Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(7)

3.6	Certificate of Designation for Series E Preferred Stock(8)

5.1	Opinion of Laxague Law, Inc.(12)

10.1	Demand and Convertible Note issued to Roy Meadows dated March 25, 2015(9)

10.2	Convertible Promissory Note issued to Roy Meadows dated October 13, 2015(1)

10.3	Convertible Promissory Note issued to Donna Rayburn dated February 2, 2015(1)

10.4	Warrant issued to Roy Meadows dated October 30, 2015(1)

10.5	Warrant issued to Roy Meadows dated July 2, 2014(1)

10.6	Warrant issued to Donna Rayburn dated February 2, 2015(1)

10.7	Employment Agreement with Michael Welch(1)

10.8	Employment Agreement with Jerry Grisaffi(1)

10.9	Employment Agreement with David M. Seeberger(1)

10.10	Service Agreement for offices at 9101 LBJ Freeway, Suite 200, Dallas, TX(1)

10.11	Exclusive Distributorship Agreement with EpicGroup One, LLC(1)

10.12	Distributorship Agreement with M&S Up North Distributing (Colorado) (1)

10.13	Distributorship Agreement with M&S Up North Distributing (Iowa) (1)

10.14	Distributorship Agreement with M&S Up North Distributing (Wisconsin) (1)

10.15	Distributorship Agreement with North Texas Mountain Valley Water Corporation(1)

10.16	Distributorship Agreement with Dr. Pepper-Royal Crown Bottling Company(1)

10.17	Distributorship Agreement with Vega Bros. Sales and Distribution, LLC(1)

10.18	Product Consulting Agreement with MBA Beverage Group, Inc. (1)

10.19	Sales Brokerage Services Agreement with Function Brands, LLC(1)

10.20	Exclusive Manufacture and Supply Agreement with Rodney Peterson(1)

10.21	Engagement Letter with Carter, Terry, and Co. (1)

10.22	Statement of Work and Work Order with Upstart Food Brands(1)

10.23	Distribution Agreement with North Texas Mountain Valley Water Corporation(2)

10.24	Distribution Agreement with North Texas Mountain Valley Water Corporation(2)

10.25	Water Purchase Agreement(2)

10.26	Operating and Management Agreement(2)

10.27	Membership Interest Purchase Agreement(2)

10.28	Rocky Mountain High Brands, Inc. 2017 Incentive Plan(4)

10.29	Consulting Agreement with Gerry David(5)

10.30	Consulting Agreement with Kevin Harrington(5)

10.31	First Amended Operating and Management Agreement of Rocky Mountain High Water Company, LLC(9)

10.32	Indemnification and Release Agreement with Jerry Grisaffi(9)

10.33	LyonPride Music Sponsorship/Promo/Marketing Agreement with Rocky Mountain High Brands, Inc. (9)

10.34	Vista Capital Investments, LLC Convertible Note dated May 10, 2017(9)

10.35	Lucas Hoppel Convertible Note dated June 29, 2017(9)

10.36	LSW Holdings, LLC Convertible Promissory Note dated July 11, 2017(9)

10.37	Eagle Equities, LLC - Securities Purchase Agreement and Convertible Redeemable Notes Payable(9)

10.38	Release and Settlement Agreement with Roy Meadows(10)

10.39	Release and Settlement Agreement with Donna Rayburn(10)

10.40	Secured Promissory Note with GHS Investments, LLC ($1,107,606) (10)

10.41	Secured Promissory Note with GHS Investments, LLC ($250,000)(11)

10.42	Equity Financing Agreement with GHS Investments, LLC(11)

10.43	Registration Rights Agreement with GHS Investments, LLC(11)

10.44	Amended and Restated Secured Promissory Note with GHS Investments, LLC ($250,000; first note)(13)

10.45	Amended and Restated Secured Promissory Note with GHS Investments, LLC ($250,000; second note)(13)

10.46	Second Amended and Restated Promissory Note with GHS Investments, LLC ($250,000; first note)(14)

10.47	Second Amended and Restated Promissory Note with GHS Investments, LLC ($250,000; second note)(14)

10.48	First Amended and Restated Promissory Note with GHS Investments, LLC ($300,000; third note)(14)

10.49	Second Promissory Note with GHS Investments, LLC ($95,830; fourth note)(14)

10.50	Buy DMI, Inc. Fulfillment and Customer Support Services Agreement*

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL)*

(1) Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016.

(2)  Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016.

(3) Incorporated by reference to Current Report on Form 8-K filed March 15, 2017.

(4) Incorporated by reference to Current Report on Form 8-K filed April 3, 2017.

(5) Incorporated by reference to Current Report on Form 8-K filed May 12, 2017.

(6) Incorporated by reference to Current Report on Form 8-K filed July 6, 2017.

(7) Incorporated by reference to Current Report on Form 8-K filed July 14, 2017.

(8) Incorporated by reference to Current Report on Form 8-K filed September 21, 2017.

(9) Incorporated by reference to Form 10-K filed October 12, 2017.

(10) Incorporated by reference to Current Report on Form 8-K filed October 12, 2017

(11) Incorporated by reference to Current Report on Form 8-K filed October 16, 2017

(12) Incorporated by reference to Registration Statement on Form S-1 filed November 1, 2017.

(13) Incorporated by reference to Registration Statement on Form S-1/A filed December 7, 2017.

(14) Incorporated by reference to Registration Statement on Form S-1/A filed January 16, 2018.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rock Mountain High Brands, Inc.

By: /s/ Michael Welch
Michael Welch
Chairman of the Board of Directors,

President and Chief Executive Officer
April 2. 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Michael Welch
Michael Welch
Chairman of the Board of Directors,

President and Chief Executive Officer
April 2. 2018

By: /s/ Jens Mielke
Jens Mielke
Chief Financial Officer and Principal Accounting Officer
April 2. 2018

By: /s/ David Seeberger
David Seeberger
Director and Vice President. Legal
April 2. 2018

By: /s/ Charles Smith
Charles Smith
Director and Chief Operating Officer
April 2. 2018

By: /s/ Winton Morrison
Winton Morrison
Director
April 2. 2018

By: /s/ Dean Blythe
Dean Blythe
Director
April 2. 2018

