Form 10-Q
period 2018-03-31
Rocky Mountain High Brands, Inc.
filed 2018-05-18
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,578,250,540 common shares as of May 15, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

PART 1- FINANCIAL STATEMENTS

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

CURRENT ASSETS
Cash	$580,946	$16,983
Accounts Receivable, net of allowance of $197,261 and $195,632	7,803	2,844
Inventory	71,160	82,312
Prepaid Expenses and Other Current Assets	539,601	634,722
TOTAL CURRENT ASSETS	1,199,510	736,861
Property and Equipment, net	32,050	35,681
Other Assets	52,813	29,093

TOTAL ASSETS	$1,284,373	$801,635

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$431,937	$750,807
Related Party Convertible Notes Payable, net of debt discount	179,000	174,456
Convertible Notes Payable, net of debt discount	749,208	677,698
Notes Payable	46,895	549,936
Accrued Interest	43,253	81,248
Derivative Liability	819,544	5,609,389
TOTAL CURRENT LIABILITIES	2,269,837	7,843,534
SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,000	1,000
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock - Par Value of $.001; 4,000,000,000 shares authorized; 1,509,279,945 shares issued and outstanding as of March 31, 2018; 1,159,706,457 shares issued and outstanding as of December 31, 2017	1,509,280	1,159,706
Additional Paid-In Capital	31,498,734	23,459,809
Accumulated Deficit	(33,994,478)	(31,662,414)
TOTAL SHAREHOLDERS' DEFICIT	(985,464)	(7,041,899)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,284,373	$801,635

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Sales	$50,909	$117,814
Cost of Sales	66,990	56,835
Gross Profit (Loss)	(16,081)	60,979
Operating Expenses
General and Administrative	1,080,518	1,248,202
Advertising and Marketing	69,822	684,607
Total Operating Expenses	1,150,340	1,932,809
Loss from Operations	(1,166,421)	(1,871,830)

Other (Income)/Expenses:
Interest Expense	2,817,128	133,051
Loss on Extinguishment of Debt	196,500	—
(Gain) Loss on Change in Fair Value of Derivative Liability	(1,847,985)	2,464,439
Total Other (Income) Expenses:	1,165,643	2,597,490

Loss Before Income Tax Provision	(2,332,064)	(4,469,320)

Income Tax Provision	—	—

Net Loss	$(2,332,064)	$(4,469,320)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	1,367,327,986	756,596,375

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities:
Net Loss	$(2,332,064)	$(4,469,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	224,090	606,625
Stock-based payments to vendors	61,500	521,774
Non-cash interest expense	2,762,497	133,050
Fees and penalties on debt	120,251	—
Gain on change in fair value of derivative liability	(1,847,985)	2,464,439
Loss on extinguishment of debt	196,500	—
Loss on disposal of property and equipment	—	13,328
Bad debt expense	2,489	93,220
Depreciation expense	4,681	7,257
Changes in operating assets and liabilities:
Accounts Receivable	(7,448)	(77,529)
Inventory	11,152	(47,807)
Prepaid expenses	27,296	(367,481)
Other assets	7,500	(364)
Accounts payable and accrued liabilities	(228,252)	310,847
NET CASH USED IN OPERATING ACTIVITIES	(997,793)	(811,961)
Investing Activities:
Investment in other assets	(31,220)	—
Acquisition of property and equipment	(1,050)	(8,809)
NET CASH USED IN INVESTING ACTIVITIES	(32,270)	(8,809)
Financing Activities:
Proceeds from issuance of convertible notes	300,000	—
Repayment of convertible notes	(172,932)	—
Proceeds from issuance of related party convertible notes	—	110,000
Repayment of notes payable	(3,042)	(2,715)
Proceeds from issuance of common stock	1,470,000	558,882
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,594,026	666,167

INCREASE (DECREASE) IN CASH	563,963	(154,603)

CASH - BEGINNING OF PERIOD	16,983	155,061

CASH - END OF PERIOD	$580,946	$458

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$3,371,994	$—
Debt and accrued interest converted for common stock	$444,918	$—
Derivative liability incurred for debt discount	—	$3,887,618
Derivative liability relieved upon conversion of related debt	$2,941,860	$3,372,917
Beneficial conversion feature recognized	$3,328,740	$212,771

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-KT for the transition period ended December 31, 2017 filed with the SEC on April 2, 2018.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2017	$5,609,389
Issued during the three months ended March 31, 2018
Exercises/Conversions	$(2,941,860)
Change in fair value recognized in operations	$(1,847,985)
Balance, March 31, 2018	$819,544

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2018:

Estimated Dividends	None
Expected Volatility	162.6%
Risk Free Interest Rate	1.723%
Expected term	.1 to 4.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Capitalized Software

Direct costs related to software development, including coding, website application development, infrastructure development and graphics development, are capitalized and included in other assets. Amortization is provided for on a straight-line basis over the useful life of the software. Costs related to planning, content development, and operating and maintaining software are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended March 31, 2018 and 2017.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $985,464 and an accumulated deficit of $33,994,478 as of March 31, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

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

NOTE 4 – Inventory

As of March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31, 2018	December 31, 2017
Finished inventory	$66,362	$77,517
Raw materials and packaging	4,798	4,795
Total	$71,160	$82,312

NOTE 5 – Prepaid Expenses and Other Current Assets

As of March 31, 2018 and December 31, 2017, prepaid expenses and other current assets were as follows:

	March 31, 2018	December 31, 2017
Prepaid officers’ compensation	$406,766	$445,149
Prepaid directors’ compensation	117,766	147,207
Prepaid marketing expenses	—	13,750
Other prepaid expenses and current assets	15,069	28,616
Total	$539,601	$634,722

NOTE 6 – Property and Equipment

As of March 31, 2018 and December 31, 2017, property and equipment were as follows:

	March 31, 2018	December 31, 2017
Vehicles	$29,598	$29,598
Furniture and equipment	43,588	42,538
Personal computers	2,379	2,379
	75,565	74,515
Less: accumulated depreciation	43,515	38,834
Total	$32,050	$35,681

For the three months ended March 31, 2018 and 2017, depreciation expense was $4,681 and $7,257, respectively.

NOTE 7 – Accounts Payable and Accrued Liabilities

As of March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$253,596	$373,882
Accrued compensation	21,000	215,026
Other accrued expenses	157,341	161,899
Total	$431,937	$750,807

NOTE 8 – Convertible Notes Payable

As of March 31, 2018 and December 31, 2017, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	March 31, 2018	December 31, 2017
Convertible Notes Payable	6% - 10%	0 - 5 months	$1,338,296	$1,026,995
Discount			(589,088)	(349,297)
Total			$749,208	$677,698

For the three months ended March 31, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $375,545 and $36,744, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three months ended March 31, 2018 and 2017, respectively, relating to the excess of derivative value over the face amount of convertible notes payable.

The Company recorded $2,432,909 and $0 of interest expense for the three months ended March 31, 2018 and 2017, respectively, at the inception of certain convertible notes payable relating to the excess of the beneficial conversion feature over the face amount of the related convertible notes payable.

NOTE 9 – Notes Payable

As of March 31, 2018 and 2017, the Company’s notes payable were as follows:

	Interest Rate	Term	March 31, 2018	December 31, 2017
Notes payable	0 - 6%	1 - 2 years	$46,895	$549,936

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,114. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years.

On November 30, 2017 the Company amended two notes payable to GHS in the aggregate principal amount of $500,000. The notes, which were originally made on October 12 and November 2, 2017 and included conversion prices at a 20% discount off market price, as defined in the agreements. The amendments removed the conversion features in the notes. Upon amendment, the Company recorded a loss on extinguishment of these notes of $15,256. As of December 31, 2017 the notes, which were previously included in Convertible Notes Payable are included in Notes Payable. On January 9, 2018 the notes were again amended to reinstate the conversion feature. These notes are included in Convertible Notes Payable as of March 31, 2018.

For the three months ended March 31, 2018 and 2017, interest expense on these notes was $631 and $629, respectively.

NOTE 10 – Related Party Convertible Notes Payable

As of March 31, 2018 and 2017, the Company’s related party convertible notes payable were as follows:

	Interest Rate	Term	March 31, 2018	December 31, 2017
Related party convertible notes payable	6%	0 years	$179,000	$179,000
Discount				(4,544)
Total			$179,000	$174,456

For the three months ended March 31, 2018 and 2017, interest expense on these notes, including amortization of the discount, was

$8,043 and $216,653, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three months ended March 31, 2018 and 2017, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

NOTE 11 – Shareholders’ Deficit

Common Stock

As of March 31, 2018 the Company has 4,000,000,000 shares of common stock authorized.

During the three months ended March 31, 2018 the Company issued 349,573,488 shares of common stock, including 168,805,244 shares for convertible notes payable conversions of $498,784, 135,149,014 shares for cash of $1,293,600, 29,096,402 shares for option exercises and 16,522,828 shares for services rendered with a value of $202,833.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of March 31, 2018, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company had 1,000,000 shares of Series A Preferred Stock designated and outstanding as of March 31, 2018 and December 31, 2017. LSW Holdings, LLC (“LSW”) is the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the company.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of March 31, 2018 and December 31, 2017.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of March 31, 2018 and December 31, 2017. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 50 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of March 31, 2018 and December 31, 2017. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 100 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock. As of March 31, 2018 and December 31, 2017 there were no shares outstanding.

Warrants

During the three months ended March 31, 2018 the Company granted no common stock warrants, none were exercised, and none were cancelled.

Options

During the three months ended March 31, 2018 the Company granted no options to purchase common stock, 23,607,193 were exercised, and none were cancelled.

NOTE 12– Concentrations

During the three months ended March 31, 2018 the Company’s two largest customers accounted for approximately 28% and 12% of sales, respectively. During the three months ended March 31, 2017, the Company’s two largest customers accounted for approximately 25% and 14% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate (21% for the three months ended March 31, 2018 and 34% for the three months ended March 31, 2017) to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
U.S federal statutory rate	(21%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$3,360,000	$3,360,000
Less: Valuation Allowance	$(3,360,000)	$(3,360,000)
Deferred Tax Assets – Net	—	—

As of March 31, 2018 the Company had approximately $17,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three months ended March 31, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of March 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. The company maintains a full valuation allowance.

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

NOTE 14 – Commitments

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

NOTE 15 – Legal Proceedings

Please refer to our Transition Report on Form 10-KT filed April 2, 2018 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C

The Company filed suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. The Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration.

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

The Company is seeking the return of Series A Preferred Stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges among other things that RMHB’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement between the parties that was executed in June 2017. The Company is awaiting response from discovery requests at the current time. A trial date has been set for December 2018.

NOTE 16 – Subsequent Events

Between April 1, 2018 and May 14, 2018, the Company issued 68,970,595 shares of common stock, of which 62,848,940 were for cash, 4,000,000 were for debt conversions, and 2,121,655 were for services rendered.

On April 5, 2018 the Company terminated its Executive Vice President, Lily Li.

On May 11, 2018 Jerry Grisaffi, the Company’s former Chairman of the Board, filed a countersuit in the Company’s lawsuit against Mr. Grisaffi and others, which is described in Note 15 – Legal Proceedings. In the counter suit, Mr. Grisaffi seeks repayment, in cash or stock, of two convertible notes payable plus accrued interest. Those are the same two notes the Company is seeking to void in its lawsuit against Mr Grisaffi. Mr. Grisaffi is also attempting to enforce his indemnification agreement with the Company, which the Company is also seeking to void in its suit. The Company has not yet responded to the countersuit.

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

In March 2018, the Company launched the HEMPd brand with 16 products including tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids and cartridges. The Company plans to introduce CBD-infused waters and additional HEMPd product offerings during the remainder of 2018. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. Customer shipments of HEMPd products began in late March 2018.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Financial Summary

The Company’s sales for the three months ended March 31, 2018 were $50,909 compared to $117,814 for the three months ended March 31, 2017.

The Company’s net loss for the three months ended March 31, 2018 was $2,332,064 compared to $4,469,320 for the three months ended March 31, 2017.

Sales

For the three months ended March 31, 2018 sales were $50,909 compared to $117,814 for the three months ended March 31, 2017, a decrease of $66,905 or 57%. The sales decrease was driven by the sell-off of the Company’s current hemp-infused beverage and energy shots inventories in anticipation of the launch of our new HEMPd brand products. Selling prices per case were lower in 2018 than in 2017. In the three months ended March 31, 2018 sales consisted of approximately 53% online sales, 37% distributor sales, and 10% direct to retailer sales, compared to 74% distributor sales and 26% online sales for the three months ended March 31, 2017.

Cost of Sales

For the three months ended March 31, 2018, cost of sales was $66,990 or 132% of sales, compared to $56,835 or 48% of sales for the three months ended March 31, 2017, an increase of $10,155 or 18%. Cost of sales as a percentage of sales increased in 2018 as a result of the decreased selling prices of our hemp-infused beverages and shots, which in turn reduced margins.

Operating Expenses

For the three months ended March 31, 2018, operating expenses were $1,150,340 or 2,260% of sales, compared to $1,932,809 or 1,641% of sales for the three months ended March 31, 2017. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended March 31, 2018, general and administrative expenses were $1,080,518 or 2,123% of sales, compared to

$1,248,202 or 1,059% of sales for the three months ended March 31, 2017, a decrease of $167,684 or 13%. The decrease in general and administrative expenses in 2018 was primarily driven by decreases in legal fees and bad debt expense, partially offset by an increase in corporate salaries as the Company prepared for the introduction of its HEMPd brand.

Advertising and Marketing

For the three months ended March 31, 2018, advertising and marketing expenses were $69,822 or 137% of sales, compared to

$684,607 or 581% of sales for the three months ended March 31, 2017, a decrease of $614,785 or 90%. The decrease in advertising and marketing expenses in 2018 was a result of management’s decision to decrease advertising and marketing expenditures on the Company’s hemp-infused beverages and energy shots in preparation for the launch of the new HEMPd brand. In 2017 the Company executed a large marketing contract with a third party promoter and issued stock to a distributor in exchange for promotional activity.

Other (Income) Expense

Interest Expense

For the three months ended March 31, 2018, interest expense was $2,817,128, compared to $133,051 for the three months ended March 31, 2017, an increase of $2,684,077. The increase in interest expense, which includes the amortization of the discount on convertible debt, excess of the derivative liability resulting from the excess conversion feature on certain convertible notes payable, and, in 2017, interest on Series C Preferred Stock, was due to increased debt activity in 2018.

Loss on Extinguishment of Debt

For the three months ended March 31, 2018, the Company recorded a net loss on extinguishment of debt of $196,500 related to the settlement of convertible debt. There was no gain or loss on extinguishment of debt for the three months ended March 31, 2017.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the three months ended March 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of

$1,847,985 compared to a loss of $2,464,439 for the three months ended March 31, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the period to the end of the period. In 2017 the loss resulted from the increase in the price of the Company’s underlying stock from the beginning of the period to the end of the period.

Income Taxes

For the three months ended March 31, 2018 and March 31, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of March 31, 2018, the Company had current assets of $1,199,510, consisting of cash of $580,946, accounts receivable (net) of $7,803, inventory of $71,160, and prepaid expenses and other current assets of $539,601. As of March 31, 2018, the Company had current liabilities of $2,269,837, consisting of accounts payable and accrued liabilities of $431,937, related party convertible notes payable (net) of $179,000, convertible notes payable (net) of $749,208, notes payable of $46,895, accrued interest of $43,253, and derivative liability of $819,544. During the three months ended March 31, 2018, the Company received proceeds of $1,470,000 related to the sale of 135,149,014 shares of common stock under its Equity Financing Agreement with GHS Investments, LLC.

Cash flows from operating activities

Net cash used in operating activities during the three months ended March 31, 2018 was $997,793 compared to $811,961 during the three months ended March 31, 2017. The change was principally driven by management’s greater use of stock-based payments to vendors and employees in 2017 compared to 2018.

Cash flows from investing activities

Net cash used in investing activities during the three months ended March 31, 2018 was $32,270 compared to $8,809 during the three months ended March 31, 2017. In 2018 the Company invested in software development for its new HEMPd.com website and acquired $1,050 in equipment compared to $8,809 in equipment acquisitions in 2017.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $1,594,026 compared to $666,167 during the three months ended March 31, 2017. In 2018, proceeds of $300,000 were from the issuance of convertible notes payable compared to $0 in 2017. In 2017 the Company also received proceeds of $110,000 from the issuance of related party convertible notes payable. There were no proceeds from the issuance of related party convertible notes payable in 2018. In 2018 the Company repaid $175,974 on convertible and related party convertible notes payable. There were no repayments in 2017. In 2018 there were proceeds of $1,470,000 from the issuance of common stock compared to $558,882 in 2017.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.01 to $0.024, at discounts to market price ranging from 20% to 50%, or combinations thereof. As of March 31, 2018 the Company had total notes payable outstanding of $975,103 (net of discount).

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and required the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. On November 1, 2017, the Company filed a Registration Statement on Form S-1 to register 300,000,000 common shares to be resold by GHS. On February 9, 2018 the Company received a Notice of Effectiveness from the SEC on an amended Form S-1 registering 250,000,000 common shares. The Company began stock sales to GHS on February 13, 2018. Since February 13, 2018 the Company has sold 197,997,954 common shares to GHS under this EFA. The Company plans to file another Form S-1 in May 2018 to register additional shares. The Company expects to fund its operational and investing needs through the EFA over the next two years.

Future Liquidity Requirements

During the next twelve months we expect our operational cash shortfall to be approximately $850,000 to $1,500,000, depending on the timing, development, advertising, and marketing needs related to our future product rollouts. Our cash needs will be higher in the second quarter of 2018, we expect our outside cash needs to lessen with a net operational positive cash flow in the fourth quarter of 2018. We expect our operational cash needs will be met by our current funding arrangements with GHS.

Off Balance Sheet Arrangements

As of March 31, 2018, there are no off-balance sheet arrangements.

Going Concern

The Company has a shareholders’ deficit of $985,464 and an accumulated deficit of $33,994,478 as of March 31, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Transition Report on Form 10-KT filed April 2, 2018 for information regarding our pending legal proceedings. The following represents an update to the items disclosed in that filing:

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C

The Company filed suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. The Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration.

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

The Company is seeking the return of Series A Preferred Stock and common stock issued to certain defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges among other things that RMHB’s former Chairman of the Board breached his fiduciary duty to the Company by issuing these shares to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement between the parties that was executed in June 2017. The Company is awaiting response from discovery requests at the current time. A trial date has been set for December 2018.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between March 30, 2018 and May 15, 2018:

Date	Name	Shares Issued	Issue Price	Description	Exemption
3/30/2018	GHS Investments	40,322,581	0.0099	Shares Sold	Rule 506
3/31/2018	Tom Blackington	104,167	0.0120	Services Rendered	Section 4(2)
4/2/2018	Dean Blythe	2,000,000	0.0116	Services Rendered	Section 4(2)
4/12/2018	GHS Investments	4,000,000	0.0068	Note Payable Conversion	Rule 506
4/18/2018	GHS Investments	38,759,690	0.0103	Shares Sold	Rule 506
4/30/2018	Tom Blackington	121,655	0.0103	Services Rendered	Section 4(2)
5/3/2018	GHS Investments	24,089,250	0.0104	Shares Sold	Rule 506

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

Date: May 17, 2018

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: May 17, 2018

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

