Form 10-Q
period 2018-06-30
Rocky Mountain High Brands, Inc.
filed 2018-08-17
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,658,881,643 common shares as of August 14, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017

CURRENT ASSETS
Cash	$325,158	$16,983
Accounts Receivable, net of allowance of $196,701 and $195,632	21,517	2,844
Inventory	77,390	82,312
Prepaid Expenses and Other Current Assets	556,282	634,722
TOTAL CURRENT ASSETS	980,347	736,861
Property and Equipment, net	36,516	35,681
Other Assets	40,211	29,093

TOTAL ASSETS	$1,057,074	$801,635

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$406,113	$750,807
Related Party Convertible Notes Payable, net of debt discount	—	174,456
Convertible Notes Payable, net of debt discount	1,083,397	677,698
Notes Payable	43,808	549,936
Accrued Interest	50,389	81,248
Derivative Liability	599,424	5,609,389
TOTAL CURRENT LIABILITIES	2,183,131	7,843,534
SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,000	1,000
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding	—	—
Common Stock - Par Value of $.001; 4,000,000,000 shares authorized; 1,630,599,328 shares issued and outstanding as of June 30, 2018; 1,159,706,457 shares issued and outstanding as of December 31, 2017	1,630,599	1,159,706
Additional Paid-In Capital	32,614,617	23,459,809
Accumulated Deficit	(35,372,273)	(31,662,414)
TOTAL SHAREHOLDERS’ DEFICIT	(1,126,057)	(7,041,899)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,057,074	$801,635

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales, net of returns	$72,675	$(36,178)	$123,584	$81,636

Cost of Sales	97,800	(4,552)	164,790	52,283
Inventory Obsolescence	11,424	72,161	11,424	72,161

Gross Profit (Loss)	(36,549)	(103,787)	(52,630)	(42,808)

Operating Expenses
General and Administrative	909,788	2,650,173	1,990,306	3,898,375
Advertising and Marketing	211,295	79,967	281,117	764,574
Total Operating Expenses	1,121,083	2,730,140	2,271,423	4,662,949

Loss from Operations	(1,157,632)	(2,833,927)	(2,324,053)	(4,705,757)

Other (Income)/Expenses:
Interest Expense	365,570	512,732	3,182,698	645,783
(Gain) Loss on Extinguishment of Debt	(5,362)	—	191,138	—
Gain on Change in Redemption Value of Series C Preferred Stock	—	(834,242)	—	(834,242)
(Gain) Loss on Change in Fair Value of Derivative Liability	(140,045)	(846,179)	(1,988,030)	1,618,260
Total Other (Income) Expenses:	220,163	(1,167,689)	1,385,806	1,429,801

Loss Before Income Tax Provision	(1,377,795)	(1,666,238)	(3,709,859)	(6,135,558)

Income Tax Provision	—	—	—	—

Net Loss	$(1,377,795)	$(1,666,238)	$(3,709,859)	$(6,135,558)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	1,570,535,052	785,030,105	1,469,492,864	770,891,786

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net Loss	$(3,709,859)	$(6,135,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	319,143	1,508,097
Stock-based payments to vendors	65,250	548,084
Warrants and options issued for services rendered	44,476	1,666,781
Non-cash interest expense	3,057,912	645,782
Fees and penalties on debt	120,251	—
Gain on change in redemption value of Series C Preferred Stock	—	(834,242)
(Gain) Loss on change in fair value of derivative liability	(1,988,030)	1,618,260
Loss on extinguishment of debt	191,138	—
Loss on disposal of property and equipment	—	15,912
Bad debt expense	1,069	184,966
Depreciation and amortization expense	12,732	12,095
Inventory obsolescence	11,424	72,161
Changes in operating assets and liabilities:
Accounts Receivable	(19,742)	14,195
Inventory	(6,502)	(78,585)
Prepaid expenses	(57,210)	(173,436)
Other assets	17,500	3,431
Accounts payable and accrued liabilities	(344,694)	(180,931)
NET CASH USED IN OPERATING ACTIVITIES	(2,285,142)	(1,112,988)
Investing Activities:
Investment in other assets	(31,220)	(4,252)
Acquisition of property and equipment	(10,965)	(9,209)
NET CASH USED IN INVESTING ACTIVITIES	(42,185)	(13,461)
Financing Activities:

Proceeds from issuance of convertible notes	300,000	370,000
Repayment of convertible notes	(172,932)	—
Proceeds from issuance of related party convertible notes	—	189,000
Repayment of related party convertible notes	—	(25,000)
Repayment of notes payable	(6,128)	(5,637)
Proceeds from issuance of common stock	2,514,562	534,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,635,502	1,063,063
INCREASE (DECREASE) IN CASH	308,175	(63,386)
CASH - BEGINNING OF PERIOD	16,983	155,061

CASH - END OF PERIOD	$325,158	$91,675

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$3,489,181	$1,432
Debt and accrued interest converted for common stock	$499,053	$62,103
Derivative liability incurred for debt discount	$—	$659,150
Derivative liability relieved upon conversion of related debt	$3,021,935	$34,500
Beneficial conversion feature recognized	$3,328,740	$348,532

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

RMHB currently operates through its parent company, five wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes.

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp- infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and and E-juice liquids. The Company plans to introduce CBD-infused waters and additional HEMPd product offerings during the remainder of 2018. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. Customer shipments of HEMPd products began in late March 2018.

On July 25, 2018 the Company acquired the assets of BFIT Brands, LLC, (“BFIT”) an Arizona limited liability company. These assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin B pack.

The Company continues to market a lineup of two naturally flavored hemp-infused functional beverages, Citrus Energy and Mango Energy. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-KT for the transition period ended December 31, 2017 filed with the SEC on April 2, 2018.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” as amended. It records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2017		$5,609,389
Issued during the six months ended June 30, 2018	$
Exercises/Conversions		$(3,021,935)
Change in fair value recognized in operations		$(1,988,030)
Balance, June 30, 2018		$599,424

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2018:

Estimated Dividends	None
Expected Volatility	161.6%
Risk Free Interest Rate	1.925%
Expected term	.1 to 4.3 years

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the six months ended June 30, 2018 and 2017.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $1,126,057 and an accumulated deficit of $35,372,273 as of June 30, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

As of June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30, 2018	December 31, 2017
Finished inventory	$71,205	$77,517
Raw materials and packaging	6,185	4,795
Total	$77,390	$82,312

NOTE 5 – Prepaid Expenses and Other Current Assets

As of June 30, 2018 and December 31, 2017, prepaid expenses and other current assets were as follows:

	June 30, 2018	December 31, 2017
Prepaid officers’ compensation	$368,383	$445,149
Prepaid directors’ compensation	88,324	147,207
Prepaid marketing expenses	8,250	13,750
Note receivable	80,000	—
Other prepaid expenses and current assets	11,325	28,616
Total	$556,282	$634,722

On June 29, 2018 the Company loaned BFIT Brands, LLC (“BFIT”), an Arizona limited liability company, $80,000 at 8% interest for a term of nine months. The note included an option to purchase the assets of BFIT.

NOTE 6 – Property and Equipment

As of June 30, 2018 and December 31, 2017, property and equipment were as follows:

	June 30, 2018	December 31, 2017
Vehicles	$29,598	$29,598
Furniture and equipment	45,322	42,538
Personal computers	10,559	2,379
	85,479	74,515
Less: accumulated depreciation	48,963	38,834
Total	$36,516	$35,681

For the three months ended June 30, 2018 and 2017, depreciation expense was $5,448 and $4,838, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $10,129 and $12,095, respectively.

NOTE 7 – Accounts Payable and Accrued Liabilities

As of June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$265,982	$373,882
Accrued compensation	22,500	215,026
Other accrued expenses	117,631	161,899
Total	$406,113	$750,807

NOTE 8 – Convertible Notes Payable

As of June 30, 2018 and December 31, 2017, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	June 30, 2018	December 31, 2017
Convertible Notes Payable	6% - 10%	0 - 8 months	$1,336,101	$1,026,995
Discount			(252,704)	(349,297)
Total			$1,083,397	$677,698

For the three months ended June 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $365,011 and $58,107, respectively. For the six months ended June 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $740,526 and $94,851, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three and six months ended June 30, 2018 and 2017, respectively, relating to the excess of derivative value over the face amount of convertible notes payable.

The Company recorded no interest expense for the three months ended June 30, 2018 and 2017, respectively, at the inception of certain convertible notes payable relating to the excess of the beneficial conversion feature over the face amount of the related convertible notes payable. The Company recorded $2,432,909 and $0 interest expense for the six months ended June 30, 2018 and 2017, respectively, at the inception of certain convertible notes payable relating to the excess of the beneficial conversion feature over the face amount of the related convertible notes payable.

NOTE 9 – Notes Payable

As of June 30, 2018 and 2017, the Company’s notes payable were as follows:

	Interest Rate	Term	June 30, 2018	December 31, 2017
Notes payable	0%	1 - 2 years	$43,808	$549,936

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,114. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years.

On November 30, 2017 the Company amended two notes payable to GHS in the aggregate principal amount of $500,000. The notes, which were originally made on October 12 and November 2, 2017 and included conversion prices at a 20% discount off market price, as defined in the agreements. The amendments removed the conversion features in the notes. Upon amendment, the Company recorded a loss on extinguishment of these notes of $15,256. As of December 31, 2017 the notes, which were previously included in Convertible Notes Payable are included in Notes Payable. On January 9, 2018 the notes were again amended to reinstate the conversion feature. These notes are included in Convertible Notes Payable as of June 30, 2018.

For the three months ended June 30, 2018 and 2017, interest expense on these notes was $559 and $416, respectively. For the six months ended June 30, 2018 and 2017, interest expense on these notes was $1,220 and $1,045, respectively.

NOTE 10 – Related Party Convertible Notes Payable

As of June 30, 2018 and 2017, the Company’s related party convertible notes payable were as follows:

	Interest Rate	Term	June 30, 2018	December 31, 2017
Related party convertible notes payable	6%	0 years	$—	$179,000
Discount				(4,544)
Total			$—	$174,456

For the three months ended June 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $0 and $121,199, respectively. For the six months ended June 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $8,043 and $337,852, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three and six months ended June 30, 2018 and 2017, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

The balance of these notes was reclassified to convertible notes payable as of April 5, 2018 upon the termination of the Company’s Executive Vice President, Lily Li, who is the Managing Member of LSW Holdings, LLC (“LSW”), the holder of these notes.

NOTE 11 – Shareholders’ Deficit

Common Stock

As of June 30, 2018 the Company has 4,000,000,000 shares of common stock authorized.

During the six months ended June 30, 2018 the Company issued 470,892,871 shares of common stock, including 178,160,074 shares for convertible notes payable conversions, 244,217,685 shares for cash, 29,096,402 shares for option exercises and 19,418,710 shares for services rendered.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of June 30, 2018, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated and outstanding as of June 30, 2018 and December 31, 2017. LSW is the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the Company.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of June 30, 2018 and December 31, 2017.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of June 30, 2018 and December 31, 2017. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 50 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of June 30, 2018 and December 31, 2017. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 100 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock. As of June 30, 2018 and December 31, 2017 there were no shares outstanding.

Warrants

During the six months ended June 30, 2018 the Company granted no common stock warrants, none were exercised, and none were cancelled.

Options

During the six months ended June 30, 2018 the Company granted 5,624,789 options to purchase common stock with terms ranging from two to five years and exercise prices of $.003, holders exercised 23,607,193 options, and none were cancelled.

NOTE 12– Concentrations

During the three months ended June 30, 2018 the Company’s two largest customers accounted for approximately 16% and 3% of sales, respectively. During the three months ended June 30, 2017, the Company’s two largest customers accounted for approximately 15% and 3% of sales, respectively. During the six months ended June 30, 2018 the Company’s two largest customers accounted for approximately 9% and 12% of sales, respectively. During the six months ended June 30, 2017, the Company’s two largest customers accounted for approximately 19% and 9% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
U.S federal statutory rate	(21%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$3,800,000	$3,360,000
Less: Valuation Allowance	$(3,800,000)	$(3,360,000)
Deferred Tax Assets – Net	—	—

As of June 30, 2018 the Company had approximately $18,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three and six months ended June 30, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of June 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

The Company is seeking the return of Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board, and common stock issued to certain other defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself and common stock to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement (“Indemnification”) between the Company and Grisaffi that was executed in June 2017.

On May 3, 2018 the Trial Court conducted a hearing on motion by the Company and issued orders directing LSW Holdings, LLC (“LSW”) and Lily Li (“Li”) to respond to discovery propounded by the Company and sanctioned LSW and Li for failure to properly and timely respond to such discovery. On June 20, 2018, the Trial Court conducted a hearing on motion by the Company and issued an order directing Grisaffi to respond to discovery propounded by the Company and sanctioned Grisaffi for failure to properly and timely respond to such discovery. The Company is awaiting full response and production from all defendants.

Grisaffi filed a counterclaim against the Company seeking payment for two promissory notes allegedly owed to him, as well as relief under the Indemnification. Those notes have been accounted for in the Company’s consolidated financial statements. Those counterclaim matters have been proactively addressed in the Company’s original suit, seeking to void the Indemnification and the two notes based on, among other things, fraud of Grisaffi. Grisaffi has also filed a derivative suit within the main lawsuit. The Company has filed a motion to dismiss the derivative suit and is awaiting a ruling on that motion.

In June 2018 LSW and Li filed counterclaims against the Company, generally seeking an increase of voting rights of the Series A shares to 1200:1, a declaration that the Series A shares were validly issued to Grisaffi, challenging the authorized share increase of the Company, claiming securities fraud by the Company with respect to the Series A Shares purchased from Grisaffi and other common stock allegedly purchased by LSW and Li, as well as fraud, breach of contract and negligent misrepresentation by the Company. LSW seeks $10,000,000 in damages from the Company, for the $3,500,000 which was paid to Grisaffi for said Series A shares and for which LSW claims to somehow be the responsibility of the Company to cover, and the remaining $6,500,000 for money allegedly spent by LSW in “developing a distribution system in China” and other alleged “investments” of Li and LSW in the Company. LSW and Li also seek exemplary damages. The Company intends to vigorously defend these counterclaims.

A trial date has been set for December 2018.

NOTE 16 – Subsequent Events

Between July 1, 2018 and August 15, 2018, the Company issued 28,282,315 shares of common stock, of which 5,782,315 were for cash and 22,500,000 were for debt conversions.

On July 24, 2018 the Company executed a $157,500 convertible note payable with GHS. On August 13, 2018 the Company executed a $157,500 convertible note payable with GHS. Both notes have nine month terms and include a fixed conversion rate of $.008 and can be prepaid at any time.

On July 25, 2018 the Company acquired the assets of BFIT Brands, LLC, (“BFIT”) an Arizona limited liability company. These assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin B pack. The Company paid total consideration of $230,000 including forgiveness of an $80,000 note receivable from BFIT, $75,000 in common stock and $75,000 in cash to be paid out to BFIT owners over time based on 5% of revenues. On August 2, 2018, the Company organized a new wholly-owned subsidiary, FitWhey Brands, Inc. (“FitWhey”) to operate the acquired business.

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

Company Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Wellness For Life, Inc. (f/k/a Rocky Mountain Hemp Company), an active Colorado corporation (Subsidiary)

•	Eagle Spirit Land & Water Company, an active Oklahoma corporation (Subsidiary)

•	Rocky Mountain High Water Company, LLC, an active Delaware limited liability company (Subsidiary-consolidated beginning November 12, 2016)

•	FitWhey Brands Inc., an active Nevada corporation (Subsidiary)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp-infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with a product line-up that includes tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids. The Company plans to introduce CBD-infused waters and additional HEMPd product offerings during the remainder of 2018. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. Customer shipments of HEMPd products began in late March 2018.

On July 25, 2018 the Company acquired the assets of BFIT Brands, LLC, (“BFIT”) an Arizona limited liability company. These assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin B pack. The Company organized a new wholly-owned subsidiary, FitWhey Brands, Inc. (“FitWhey”) to operate the acquired business.

The Company continues to market a lineup of two naturally flavored hemp-infused functional beverages, Citrus Energy and Mango Energy. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Financial Summary

The Company’s sales for the three months ended June 30, 2018 were $72,675 compared to net returns of $36,178 for the three months ended June 30, 2017.

The Company’s net loss for the three months ended June 30, 2018 was $1,377,795 compared to $1,666,238 for the three months ended June 30, 2017.

Sales

For the three months ended June 30, 2018 sales were $72,675 compared to net returns of $36,178 for the three months ended June 30, 2017, an increase of $108,853. The sales increase was driven by the incremental sales of our newly launched HEMPd product line-up, increased sales of our high alkaline spring water, partially offset by a decrease in sales of our hemp-infused functional beverages and energy shots as inventory was being sold off. Additionally, in the three months ended June 30, 2017 the Company recorded a return of product from a distributor, which resulted in net sales returns. In the three months ended June 30, 2018 sales consisted of approximately 79% online sales, 18% distributor sales, and 3% direct to retailer sales, compared to approximately 58% online sales, 25% distributor sales, and 17% direct to retailer sales for the three months ended June 30, 2017.

Cost of Sales

For the three months ended June 30, 2018, cost of sales was $109,224 or 150% of sales, compared to $67,609 or (187%) of sales for the three months ended June 30, 2017, an increase of $41,615 or 61%. Cost of sales as a percentage of sales increased in 2018 as a result of price reductions on our hemp-infused functional beverages and energy shots, costs related to the launch and start-up of our HEMPd product line-up, and the write-downs of hemp-infused beverage and energy shot inventory approaching its “best by” date. For the three months ended June 30, 2017 cost of sales was driven by the write-downs of hemp-infused beverage and energy shot inventory approaching its “best by” date. Cost of sales was positively impacted in 2017 as a result of the return of product from a distributor.

Operating Expenses

For the three months ended June 30, 2018, operating expenses were $1,121,083 or 1,543% of sales, compared to $2,730,140 or (7,546%) of sales for the three months ended June 30, 2017. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended June 30, 2018, general and administrative expenses were $909,788 or 1,252% of sales, compared to $2,650,173 or (7,325%) of sales for the three months ended June 30, 2017, a decrease of $1,740,385 or 66%. The decrease in general and administrative expenses in 2018 was primarily driven by decreases in compensation expense to former members of the Board of Directors, legal fees and bad debt expense, partially offset by increased corporate salaries in preparation for the launch of the Company’s new HEMPd product line.

Advertising and Marketing

For the three months ended June 30, 2018, advertising and marketing expenses were $211,295 or 291% of sales, compared to

$79,967 or (221%) of sales for the three months ended June 30, 2017, an increase of $131,328 or 164%. The increase in advertising and marketing expenses in 2018 was a result of the launch of the Company’s new HEMPd product line-up, partially offset by management’s decision to decrease advertising and marketing expenditures related to the Company’s hemp-infused beverages and energy shots.

Other (Income) Expense

Interest Expense

For the three months ended June 30, 2018, interest expense was $365,570, compared to $512,732 for the three months ended June 30, 2017, an decrease of $147,162. The decrease in interest expense, which includes the amortization of the discount on convertible debt, excess of the beneficial conversion feature on certain convertible notes payable, and, in 2017, interest on Series C Preferred Stock, was due to decreased debt levels in 2018.

Gain on Extinguishment of Debt

For the three months ended June 30, 2018, the Company recorded a net gain on extinguishment of debt of $5,362 related to the settlement of convertible debt. There was no gain or loss on extinguishment of debt for the three months ended June 30, 2017.

Gain on Change in Redemption Value of Series C Preferred Stock

For the three months ended June 30, 2017, the Company recorded a gain on the change in redemption value of Series C Preferred Stock related to the valuation of these shares. There was no change in redemption value in 2018 as the Series C Preferred Stock was cancelled in October 2017 as part of a legal settlement with the holder.

Gain on Change in Fair Value of Derivative Liability

For the three months ended June 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $140,045 compared to a gain of $846,179 for the three months ended June 30, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the three-month period to the end of the period. In 2017 the gain resulted from an increase in the risk-free interest rate and the Company’s stock volatility factors that are inputs in the derivative liability calculation.

Income Taxes

For the three months ended June 30, 2018 and June 30, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Financial Summary

The Company’s sales for the six months ended June 30, 2018 were $123,584 compared to $81,636 for the six months ended June 30, 2017.

The Company’s net loss for the six months ended June 30, 2018 was $3,709,859 compared to a net loss of $6,135,558 for the six months ended June 30, 2017.

Sales

For the six months ended June 30, 2018 sales were $123,584 compared to $81,636 for the six months ended June 30, 2017, an increase of $41,948 or 51%. The sales increase was driven by the incremental sales of our newly launched HEMPd product line-up, increased sales of our high alkaline spring water, partially offset by a decrease in sales of our hemp-infused functional beverages and energy shots as inventory was being sold off. Additionally, in the six months ended June 30, 2017 the Company recorded a return of product from a distributor. In the six months ended June 30, 2018 sales consisted of approximately 78% online sales, 19% distributor sales, and 3% direct to retailer sales, compared to 38% online sales, 57% distributor sales, and 5% direct to retailer sales for the six months ended June 30, 2017.

Cost of Sales

For the six months ended June 30, 2018, cost of sales was $176,214 or 143% of sales, compared to $124,444 or 152% of sales for the six months ended June 30, 2017, an increase of $51,770 or 42%. Cost of sales as a percentage of sales was lower in 2018 due to the return of product from a distributor in 2017, which was partially offset by 2018 price reductions on our hemp-infused functional beverages and energy shots, costs related to the launch and start-up of our HEMPd product line-up, and the write-downs of hemp-infused beverage and energy shot inventory approaching its “best by” date.

Operating Expenses

For the six months ended June 30, 2018, operating expenses were $2,271,423 or 1,840% of sales, compared to $4,662,949 or 5,711% of sales for the six months ended June 30, 2017. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the six months ended June 30, 2018, general and administrative expenses were $1,990,306 or 1,610% of sales, compared to $3,898,375 or 4,775% of sales for the six months ended June 30, 2017, a decrease of $1,908,069 or 49%. The decrease in general and administrative expenses in 2018 was primarily driven by decreases in compensation expense to former members of the Board of Directors, legal fees and bad debt expense, partially offset by increased corporate salaries in preparation for the launch of the Company’s new HEMPd product line.

Advertising and Marketing

For the six months ended June 30, 2018, advertising and marketing expenses were $281,117 or 228% of sales, compared to

$764,574 or 937% of sales for the six months ended June 30, 2017, a decrease of $483,457 or 63%. The decrease in advertising and marketing expenses in 2018 was a result of management’s decision to decrease advertising and marketing expenditures on the Company’s hemp-infused beverages and energy shots, partially offset by an increase in costs related to the launch of the new HEMPd products. Additionally, in 2017 the Company executed a large marketing contract with a third-party promoter and issued stock to a distributor in exchange for promotional activity.

Other (Income) Expense

Interest Expense

For the six months ended June 30, 2018, interest expense was $3,182,698, compared to $645,783 for the six months ended June 30, 2017, an increase of $2,536,915. The increase in interest expense, which includes the amortization of the discount on convertible debt, excess of the beneficial conversion feature on certain convertible notes payable, and, in 2017, interest on Series C Preferred Stock, was due to increased debt activity in early 2018, partially offset by decreased debt levels in the fourth quarter of 2018.

Loss on Extinguishment of Debt

For the six months ended June 30, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the settlement of convertible debt. There was no gain or loss on extinguishment of debt for the six months ended June 30, 2017.

Gain on Change in Redemption Value of Series C Preferred Stock

For the six months ended June 30, 2017, the Company recorded a gain on the change in redemption value of Series C Preferred Stock related to the valuation of these shares. There was no change in redemption value in 2018 as the Series C Preferred Stock was cancelled in October 2017 as part of a legal settlement with the holder.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the six months ended June 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $1,988,030 compared to a loss of $1,618,260 for the six months ended June 30, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the six-month period to the end of the period. In 2017 the loss resulted from an increase in the risk-free interest rate and the Company’s stock volatility factors that are inputs in the derivative liability calculation.

Income Taxes

For the six months ended June 30, 2018 and June 30, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of June 30, 2018, the Company had current assets of $980,347, consisting of cash of $325,158, accounts receivable (net) of $21,517, inventory of $77,390, and prepaid expenses and other current assets of $556,282. As of June 30, 2018, the Company had current liabilities of $2,183,131, consisting of accounts payable and accrued liabilities of $406,113, convertible notes payable (net) of $1,083,397, notes payable of $43,808, accrued interest of $50,389, and derivative liability of $599,424. During the six months ended June 30, 2018, the Company received proceeds of $2,514,562 related to the sale of 244,217,685 shares of common stock under its Equity Financing Agreement with GHS Investments, LLC.

Cash flows from operating activities

Net cash used in operating activities during the six months ended June 30, 2018 was $2,285,142 compared to $1,112,988 during the six months ended June 30, 2017. The change was principally driven by management’s greater use of stock-based payments to vendors and employees in 2017 compared to 2018 as well as payments on accounts payable and accrued liabilities.

Cash flows from investing activities

Net cash used in investing activities during the six months ended June 30, 2018 was $42,185 compared to $13,461 during the six months ended June 30, 2017. The primary reason for the increase is the Company’s investment in software development for its new HEMPd.com website.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $2,635,502 compared to $1,063,063 during the six months ended June 30, 2017. In 2018, proceeds of $300,000 were from the issuance of convertible notes payable compared to $370,000 in 2017. In 2017 the Company also received proceeds of $189,000 from the issuance of related party convertible notes payable. There were no proceeds from the issuance of related party convertible notes payable in 2018. In 2018 the Company repaid $172,932 on convertible and related party convertible notes payable. There were no repayments in 2017. In 2017 the Company repaid $25,000 on its related party convertible notes payable. In 2018 there were proceeds of $2,514,562 from the issuance of common stock compared to $534,700 in 2017.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.005 to $0.01 or at discounts to market price of 50%. As of June 30, 2018 the Company had total notes payable outstanding of $1,127,205 (net of discount).

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and required the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. On November 1, 2017, the Company filed a Registration Statement on Form S-1 to register 300,000,000 common shares to be resold by GHS. On February 9, 2018 the Company received a Notice of Effectiveness from the SEC on an amended Form S-1 registering 250,000,000 common shares. The Company began stock sales to GHS on February 13, 2018 and has since sold all 250,000,000 shares to GHS.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS, which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the EFA the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the second half of 2018, primarily due to anticipated sales under our private label manufacturing contract with CBD Alimentos SA de CV (“CBD Alimentos”). Although the initial order from CBD Alimentos was expected during the second quarter of 2018, we now expect to receive the initial order and ship the initial product late in the third quarter or early in the fourth quarter of 2018, with additional orders to follow. In addition, we expect to generate additional revenue from our newly-acquired FitWhey business unit, which will continue to sell the FitWhey protein drink. Finally, we expect revenue growth from our new HEMPd branded CBD-infused flavored and unflavored waters and other HEMPd branded products. Revenue from the new FitWhey and HEMPd products is inherently difficult to project and will depend on the level of market acceptance and market penetration that can be achieved for these new products.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,200,000. For the next two years, we anticipate cash needs to be between $2,000,000 and $5,000,000. We plan to utilize the SPA executed with GHS in June 2018 to raise the required capital.

Off Balance Sheet Arrangements

As of June 30, 2018, there are no off-balance sheet arrangements.

Going Concern

The Company has a shareholders’ deficit of $1,126,057 and an accumulated deficit of $35,372,273 as of June 30, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2018.

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

The Company is seeking the return of Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board, and common stock issued to certain other defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleges, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself and common stock to himself and others. RMHB is also seeking to void the Indemnification and Release Agreement (“Indemnification”) between the Company and Grisaffi that was executed in June 2017.

On May 3, 2018 the Trial Court conducted a hearing on motion by the Company and issued orders directing LSW Holdings, LLC (“LSW”) and Lily Li (“Li”) to respond to discovery propounded by the Company and sanctioned LSW and Li for failure to properly and timely respond to such discovery. On June 20, 2018, the Trial Court conducted a hearing on motion by the Company and issued an order directing Grisaffi to respond to discovery propounded by the Company and sanctioned Grisaffi for failure to properly and timely respond to such discovery. The Company is awaiting full response and production from all defendants.

Grisaffi filed a counterclaim against the Company seeking payment for two promissory notes allegedly owed to him, as well as relief under the Indemnification. Those notes have been accounted for in the Company’s consolidated financial statements. Those counterclaim matters have been proactively addressed in the Company’s original suit, seeking to void the Indemnification and the two notes based on, among other things, fraud of Grisaffi. Grisaffi has also filed a derivative suit within the main lawsuit. The Company has filed a motion to dismiss the derivative suit and is awaiting a ruling on that motion.

In June 2018 LSW and Li filed counterclaims against the Company, generally seeking an increase of voting rights of the Series A shares to 1200:1, a declaration that the Series A shares were validly issued to Grisaffi, challenging the authorized share increase of the Company, claiming securities fraud by the Company with respect to the Series A Shares purchased from Grisaffi and other common stock allegedly purchased by LSW and Li, as well as fraud, breach of contract and negligent misrepresentation by the Company. LSW seeks $10,000,000 in damages from the Company, for the $3,500,000 which was paid to Grisaffi for said Series A shares and for which LSW claims to somehow be the responsibility of the Company to cover, and the remaining $6,500,000 for money allegedly spent by LSW in “developing a distribution system in China” and other alleged “investments” of Li and LSW in the Company. LSW and Li also seek exemplary damages. The Company intends to vigorously defend these counterclaims.

A trial date has been set for December 2018.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between May 18, 2018 and August 14, 2018:

Date	Name	Shares Issued	Issue Price	Description	Exemption
5/22/2018	GHS Investments	18,373,196	$ 0.0092	Shares Sold	Rule 506
5/31/2018	Tom Blackington	142,450	0.0088	Services Rendered	Section 4(2)
6/5/2018	GHS Investments	5,354,830	0.0061	Note Payable Conversion	Rule 506
6/20/2018	GHS Investments	27,846,535	0.0081	Shares Sold	Rule 506
6/30/2018	Tom Blackington	146,843	0.0085	Services Rendered	Section 4(2)
6/30/2018	John Kuhlke	484,934	0.0085	Services Rendered	Section 4(2)
7/5/2018	GHS Investments	6,250,000	0.0080	Note Payable Conversion	Rule 506
7/9/2018	GHS Investments	5,782,315	0.0075	Shares Sold	Rule 506
7/26/2018	GHS Investments	6,250,000	0.0080	Note Payable Conversion	Rule 506
8/3/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506

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

Date: August 17, 2018

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: August 17, 2018

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

