Form 10-Q
period 2018-09-30
Rocky Mountain High Brands, Inc.
filed 2018-11-19
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,833,939,135 common shares as of November 16, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash	$70,497	$16,983
Accounts Receivable, net of allowance of $2,801 and $195,632, respectively	47,141	2,844
Inventory	139,022	82,312
Prepaid Expenses and Other Current Assets	421,601	634,722
TOTAL CURRENT ASSETS	678,261	736,861
Property and Equipment, net	34,192	35,681
Intangible Assets - FitWhey Brands	132,141	—
Other Assets	59,341	29,093

TOTAL ASSETS	$903,935	$801,635

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$621,278	$750,807
Related Party Convertible Notes Payable, net of debt discount	—	174,456
Convertible Notes Payable, net of debt discount	689,362	677,698
Notes Payable	40,674	549,936
Accrued Interest	24,866	81,248
Derivative Liability	292,410	5,609,389
TOTAL CURRENT LIABILITIES	1,668,590	7,843,534
SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,000	1,000
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding	—	—
Common Stock - Par Value of $.001; 4,000,000,000 shares authorized; 1,708,962,647 shares issued and outstanding as of September 30, 2018; 1,159,706,457 shares issued and outstanding as of December 31, 2017	1,708,963	1,159,706
Additional Paid-In Capital	33,889,627	23,459,809
Accumulated Deficit	(36,364,245)	(31,662,414)
TOTAL SHAREHOLDERS’ DEFICIT	(764,655)	(7,041,899)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	903,935	801,635

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales, net of returns	$117,117	$41,002	$240,701	$122,638

Cost of Sales	110,940	43,800	275,730	96,083
Inventory Obsolescence	13,721	—	25,145	72,161

Gross Profit (Loss)	(7,544)	(2,798)	(60,174)	(45,606)

Operating Expenses
General and Administrative	823,173	604,751	2,813,479	4,503,126
Advertising and Marketing	340,666	56,318	621,783	820,892
Total Operating Expenses	1,163,839	661,069	3,435,262	5,324,018

Loss from Operations	(1,171,383)	(663,867)	(3,495,436)	(5,369,624)

Other (Income)/Expenses:
Interest Expense	580,904	464,110	3,763,602	1,109,893
Loss on Extinguishment of Debt	—	—	191,138	—
Gain on Change in Redemption Value of Series C Preferred Stock	—	—	—	(834,242)
Gain on Lawsuit Judgment and Legal Settlement	(688,724)	—	(688,724)	—
Gain on Change in Fair Value of Derivative Liability	(71,591)	(1,813,249)	(2,059,621)	(194,989)
Total Other (Income) Expenses:	(179,411)	(1,349,139)	1,206,395	80,662

Income (Loss) Before Income Tax Provision	(991,972)	685,272	(4,701,831)	(5,450,286)

Income Tax Provision	—	—	—	—

Net Income (Loss)	$(991,972)	$685,272	$(4,701,831)	$(5,450,286)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	1,635,968,436	788,609,275	1,483,013,723	776,862,515

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30 2018	September 30, 2017
Operating Activities:
Net Loss	$(4,701,831)	$(5,450,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	390,758	1,590,921
Stock-based payments to vendors	67,750	548,084
Warrants and options issued for services rendered	91,982	1,689,855
Non-cash interest expense	3,638,816	1,109,892
Fees and penalties on debt	120,251	—
Gain on change in redemption value of Series C Preferred Stock	—	(834,242)
Gain on lawsuit judgment and legal settlement	(688,724)	—
Gain on change in fair value of derivative liability	(2,059,621)	(194,989)
Loss on extinguishment of debt	191,138	—
Loss on disposal of property and equipment	—	16,744
Bad debt expense	1,188	249,008
Depreciation and amortization expense	19,701	16,679
Inventory obsolescence	25,145	72,161
Changes in operating assets and liabilities:
Accounts Receivable	(39,722)	11,764
Inventory	(54,458)	(49,253)
Prepaid expenses	(39,878)	(149,357)
Other assets	(4,232)	(21,569)
Accounts payable and accrued liabilities	(60,428)	(115,330)
NET CASH USED IN OPERATING ACTIVITIES	(3,102,165)	(1,509,918)
Investing Activities:

Investment in other assets	(31,220)	(4,252)
Acquisition of property and equipment	(13,008)	(1,013)
Disposal of property and equipment	—	(9,209)
NET CASH USED IN INVESTING ACTIVITIES	(44,228)	(14,474)
Financing Activities:

Proceeds from issuance of convertible notes	825,000	590,000
Repayment of convertible notes	(172,932)	—
Proceeds from issuance of related party convertible notes	—	289,000
Repayment of related party convertible notes	—	(25,000)
Repayment of notes payable	(10,206)	(8,603)
Proceeds from issuance of common stock	2,558,045	543,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,199,907	1,388,597

INCREASE (DECREASE) IN CASH	53,514	(135,795)

CASH - BEGINNING OF PERIOD	16,983	155,061

CASH - END OF PERIOD	$70,497	$19,266

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$4,000,604	$127,639
Common stock issued for acquisition	$75,000	—
Debt and accrued interest converted for common stock	$499,053	$147,337
Derivative liability incurred for debt discount	$—	$659,150
Derivative liability relieved upon conversion of related debt	$3,021,935	$34,500
Beneficial conversion feature recognized	$4,000,230	$348,532

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

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp- infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water and a water-based whey protein and energy drink as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids. In October 2018, the Company introduced CBD-infused waters in four flavors and plans to introduce additional HEMPd product offerings in the future. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. In November 2018, the Company discontinued sales of its vape-related products.

On July 25, 2018 the Company acquired the assets of BFIT Brands, LLC (“BFIT”), an Arizona limited liability company. These assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack.

The Company continues to market its naturally flavored hemp-infused functional beverage, Mango Energy. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-KT for the transition period ended December 31, 2017 filed with the SEC on April 2, 2018.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2017	$5,609,389
Issued during the nine months ended September 30, 2018	$—
Exercises/Conversions	$(3,257,358)
Change in fair value recognized in operations	$(2,059,621)
Balance, September 30, 2018	$292,410

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2018:

Estimated Dividends	None
Expected Volatility	152.14%
Risk Free Interest Rate	2.191%
Expected term	.1 to 4.0 years

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the nine months ended September 30, 2018 and 2017.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $764,655, an accumulated deficit of $36,364,245, and a working capital deficit of $990,329 as of September 30, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

As of September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Finished inventory	$117,683	$77,517
Raw materials and packaging	21,339	4,795
Total	$139,022	$82,312

NOTE 5 – Prepaid Expenses and Other Current Assets

As of September 30, 2018 and December 31, 2017, prepaid expenses and other current assets were as follows:

	September 30, 2018	December 31, 2017
Prepaid officers’ compensation	$329,999	$445,149
Prepaid directors’ compensation	58,883	147,207
Prepaid marketing expenses	5,500	13,750
Other prepaid expenses and current assets	27,219	28,616
Total	$421,601	$634,722

NOTE 6 – Property and Equipment

As of September 30, 2018 and December 31, 2017, property and equipment were as follows:

	September 30, 2018	December 31, 2017
Vehicles	$29,598	$29,598
Furniture and equipment	45,322	42,538
Personal computers	12,602	2,379
	87,522	74,515
Less: accumulated depreciation	53,330	38,834
Total	$34,192	$35,681

For the three months ended September 30, 2018 and 2017, depreciation expense was $4,367 and $4,584, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $14,496 and $16,679, respectively.

NOTE 7 – Accounts Payable and Accrued Liabilities

As of September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$421,134	$373,882
Accrued compensation	22,500	215,026
Other accrued expenses	177,644	161,899
Total	$621,278	$750,807

NOTE 8 – Convertible Notes Payable

As of September 30, 2018 and December 31, 2017, the Company’s convertible notes payable were as follows:

	Interest Rates	Term	September 30, 2018	December 31, 2017
Convertible Notes Payable	6% - 10%	0 - 8 months	$1,214,648	$1,026,995
Discount			(525,286)	(349,297)
Total			$689,362	$677,698

For the three months ended September 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $308,239 and $124,584, respectively. For the nine months ended September 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $1,048,765 and $219,435, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three and nine months ended September 30, 2018 and 2017, respectively, related to the excess of derivative value over the face amount of convertible notes payable.

The Company recorded $268,021 and $0, interest expense for the three months ended September 30, 2018 and 2017, respectively, at the inception of certain convertible notes payable relating to the excess of the derivative over the face amount of the related convertible notes payable. The Company recorded $2,700,930 and $0 interest expense for the nine months ended September 30, 2018 and 2017, respectively, at the inception of certain convertible notes payable relating to the excess of the derivative over the face amount of the related convertible notes payable.

NOTE 9 – Notes Payable

As of September 30, 2018 and 2017, the Company’s notes payable were as follows:

	Interest Rate	Term	September 30, 2018	December 31, 2017
Notes payable	0%	.9 years	$40,674	$549,936

On September 1, 2016, the Company purchased used office furniture and equipment from its landlord. The Company executed a note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,114. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years.

On November 30, 2017 the Company amended two notes payable to GHS in the aggregate principal amount of $500,000. The notes, which were originally made on October 12 and November 2, 2017 and included conversion prices at a 20% discount off market price, as defined in the agreements. The amendments removed the conversion features in the notes. Upon amendment, the Company recorded a loss on extinguishment of these notes of $15,256. As of December 31, 2017 the notes, which were previously included in Convertible Notes Payable are included in Notes Payable. On January 9, 2018 the notes were again amended to reinstate the conversion feature. These notes are included in Convertible Notes Payable as of September 30, 2018.

For the three months ended September 30, 2018 and 2017, interest expense on these notes was $559 and $416, respectively. For the nine months ended September 30, 2018 and 2017, interest expense on these notes was $1,779 and $1,461, respectively.

NOTE 10 – Related Party Convertible Notes Payable

As of September 30, 2018 and 2017, the Company’s related party convertible notes payable were as follows:

	Interest Rate	Term	September 30, 2018	December 31, 2017
Related party convertible notes payable	6%	0 years	$—	$179,000
Discount				(4,544)
Total			$—	$174,456

For the three months ended September 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $0 and $121,199, respectively. For the nine months ended September 30, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $8,043 and $529,678, respectively.

The Company has determined that the conversion feature embedded in certain of the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company recorded no interest expense for the three and nine months ended September 30, 2018 and 2017, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

The balance of these notes was reclassified to convertible notes payable as of April 5, 2018 upon the termination of the Company’s Executive Vice President, Lily Li, who is the Managing Member of LSW Holdings, LLC (“LSW”), the holder of these notes.

NOTE 11 – Shareholders’ Deficit

Common Stock

As of September 30, 2018, the Company has 4,000,000,000 shares of common stock authorized.

During the nine months ended September 30, 2018 the Company issued 551,074,370 shares of common stock, including 244,267,280 shares for convertible notes payable conversions, 250,000,000 shares for cash, 29,096,402 shares for option exercises, 20,248,000 shares for services rendered, and 7,462,688 for the FitWhey acquisition. In September 2018, the Company also cancelled 1,818,180 shares as part of a legal settlement.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of September 30, 2018, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated and outstanding as of September 30, 2018 and December 31, 2017. LSW is the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, has the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018 these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of September 30, 2018 and December 31, 2017.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of September 30, 2018 and December 31, 2017. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 50 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of September 30, 2018 and December 31, 2017. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 100 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock. As of September 30, 2018 and December 31, 2017 there were no shares outstanding.

Warrants

During the nine months ended September 30, 2018 the Company granted no common stock warrants, none were exercised, and none were cancelled.

Options

During the nine months ended September 30, 2018 the Company granted 11,469,613 options to purchase common stock with terms ranging from two to five years and exercise prices of $.003, holders exercised 23,607,193 options, and none were cancelled.

NOTE 12– Concentrations

During the three months ended September 30, 2018 the Company’s two largest customers accounted for approximately 12% and 3% of sales, respectively. During the three months ended September 30, 2017, the Company’s two largest customers accounted for approximately 10% and 5% of sales, respectively. During the nine months ended September 30, 2018 the Company’s two largest customers accounted for approximately 6% and 6% of sales, respectively. During the nine months ended September 30, 2017, the Company’s two largest customers accounted for approximately 23% and 14% of sales, respectively.

NOTE 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
U.S federal statutory rate	(21%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	34%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$4,000,000	$3,360,000
Less: Valuation Allowance	$(4,000,000)	$(3,360,000)
Deferred Tax Assets – Net	—	—

As of September 30, 2018 the Company had approximately $14,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three and nine months ended September 30, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of September 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc.

Statewide Beverage Company, Inc. (“Statewide”) filed a breach of contract claim, and the Company has filed counterclaims for breach of contract, common law fraud and declaratory relief. The parties have settled this matter.  Under the settlement, the Company was not required to pay damages to Statewide and canceled 1,818,180 shares of common stock previously issued to affiliates of Statewide.

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

On August 30, 2018, the Trial Court entered a final judgment and order in our favor and against Grisaffi. On August 29, 2018, after a show cause hearing, the Trial Court entered an order sanctioning Grisaffi for his repeated and unexcused refusals to make discovery in the case. As a sanction, the Trial Court struck Grisaffi’s pleadings in the case and, on August 30, 2018, entered a Default Judgment against him. Under the Trial Court’s Default Judgment:

1.	The Court entered a monetary judgment against Grisaffi and in favor of the Company in the amount of $3,500,000 for fraud, breach of fiduciary duty, and conversion with respect to the Series A preferred stock.

2.	The Court declared that the Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock and promissory notes issued in connection with the Employment Agreement were also void ab initio and of no force and effect, including but not limited to:

a.	The 1,000,000 shares of Series A Preferred Stock issued to Grisaffi;
b.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $184,300 dated April 1, 2016; and
c.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $200,150.20 dated June 19, 2017.

3.	The Court declared that Grisaffi’s sale of the Series A Preferred Stock to LSW Holdings, LLC was made with actual intent to hinder, delay, or defraud creditors and was thus a fraudulent transfer under Texas law.

4.	The Court declared that the issuance of 10,000,000 shares of common stock to Lily Li and the 11,000,000 shares of common stock issued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.

5.	The Court declared that an Indemnification was procured through fraud and breach of fiduciary duty and is therefore void and unenforceable.

6.	The Court ruled that Grisaffi shall take nothing by his counterclaims in the case.

Finally, the Court ruled that our continuing claims against the other defendants in the case are to be severed and docketed under a separate cause of action and case number. The judgment and order entered August 30, 2018 concludes our litigation in district court as against Grisaffi. On September 4, 2018, Mr. Grisaffi filed a Notice of Appeal in the case against him. We will continue to pursue our claims against the other defendants in the below referenced case.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018.

In this case, on October 26, 2018 the Court granted our Motion For Summary Judgment, per a Summary Judgment Order, against LSW Holdings, LLC, holding that all Series A Preferred Shares in Rocky Mountain High Brands, Inc, including the shares issued to Jerry Grisaffi and later sold by him to LSW Holdings, LLC evidenced by Stock Certificate N0. 604 issued by Rocky Mountain High Brands, Inc., to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated as of July 11, 2014, when the bankruptcy court signed the Order Confirming Debtor’s Amended Plan Of Reorganization. The Series A Preferred Shares have no legal force or effect. The Court also granted a take nothing judgment against LSW on counterclaim Counts 1, 2 and 3. The Company’s transfer agent has cancelled the Series A Preferred Shares. The Company is pursuing its claims against LSW Holdings, LLC and Lily Li, and is defending against the remaining counterclaims.

NOTE 16 – Gain on Lawsuit Judgment and Legal Settlement

In August 2018, the Company recorded a $654,289 gain related to the lawsuit judgment the Company received against Jerry Grisaffi, our former Chairman of the Board. The Company de-recognized two notes payable to Mr. Grisaffi, plus accrued interest, in the amount of $418,865, and de-recognized the related derivative liability of $235,424. The 1,000,000 Series A Preferred Shares that were ruled void ab initio will be de-recognized upon legal cancellation, which is expected to occur later in 2018.

In September 2018, the Company executed a settlement with Statewide Beverage and recorded a gain on legal settlement of $34,435. As part of the settlement, the Company received 1,818,180 of its common shares that had previously been issued to the owners of Statewide Beverage and cancelled them. The Company also recorded the extinguishment of liabilities that had been recorded at the time of the sale of product to Statewide Beverage in 2016.

NOTE 17 – Acquisition

On July 25, 2018 the Company completed the acquisition of the assets of BFIT Brands, LLC (“BFIT”), which was accounted for as a business combination. The acquired assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack. The Company paid $230,438 including common stock issued to the owners of BFIT of $75,000, forgiveness of a note receivable of $80,000 plus accrued interest of $438, and $75,000 to be paid to the owners of BFIT over time based on 5% of net sales of FitWhey products. The Company recorded the preliminary fair value of the assets which includes $98,297 of assets including cash, accounts receivable, inventory, and prepaid production costs and $132,141 of intangible assets, including the FitWhey trademark, recipes, formulas, and goodwill. The Company plans to obtain an outside valuation of these assets.

The following table provides unaudited pro forma results of operations for the nine months ended September 30, 2018 and 2017 as if the acquisitions had been consummated as of the beginning of each period presented. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	Pro Forma Results Nine Months Ended
	September 30, 2018	September 30, 2017

Sales, net of returns	$310,148	$218,458
Income (Loss) Before Income Tax Provision	$(1,029,526)	$(5,556,629)

Diluted Income (Loss) per Common Share	$(0.00)	$(0.01)

NOTE 18 – Subsequent Events

Between October 1, 2018 and November 16, 2018, the Company issued 124,976,488 shares of common stock, of which 102,935,062 were for cash, 1,500,000 were for services, and 20,541,426 were for debt conversions.

On October 12, 2018 the Company executed a $55,000 convertible note payable with GHS Investments. The note has a nine-month term, accrues interest at 10%, and includes a fixed conversion rate of $.008 and can be prepaid at any time.

On October 26, 2018 a District Court in Dallas County, Texas voided the 1,000,000 Series A Preferred Shares held by LSW Holdings, LLC ab initio. The Company cancelled these shares effective as of this date.

On October 31, 2018, the Company eliminated the Advisory Board to the Board of Directors and terminated its contracts with the Advisory Board members.

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

RMHB is a consumer goods company that specializes in developing, manufacturing, marketing, and distributing high-quality, health conscious, cannabidiol (“CBD”) and hemp-infused products that span various categories including beverage, food, fitness, skin care and more. RMHB also markets a naturally high alkaline spring water and a water-based whey protein and energy drink as part of our brand portfolio.

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids. In October 2018, the Company introduced CBD-infused waters in four flavors and plans to introduce additional HEMPd product offerings in the future. HEMPd products are marketed through the Company’s Rocky Mountain Hemp Company subsidiary. In November 2018, the Company discontinued sales of its vape-related products.

On July 25, 2018 the Company acquired the assets of BFIT Brands, LLC (“BFIT”), an Arizona limited liability company. These assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack.

The Company continues to market its naturally flavored hemp-infused functional beverage, Mango Energy. RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Financial Summary

The Company’s sales for the three months ended September 30, 2018 were $117,117 compared to net sales of $41,002 for the three months ended September 30, 2017.

The Company’s net loss for the three months ended September 30, 2018 was $991,972 compared to net income of $685,272 for the three months ended September 30, 2017.

Sales

For the three months ended September 30, 2018 sales were $117,117 compared to net sales of $41,002 for the three months ended September 30, 2017, an increase of $76,115 or 186%. The sales increase was driven by the incremental sales of our newly launched HEMPd product line-up, sales of our newly-acquired FitWhey branded protein beverages, partially offset by a decrease in sales of our hemp-infused functional beverages and the discontinuation of our energy shots in 2018. In the three months ended September 30, 2018 sales consisted of approximately 82% online sales, 6% distributor sales, and 12% direct to retailer sales, compared to approximately 67% online sales, 12% distributor sales, and 21% direct to retailer sales for the three months ended September 30, 2017.

Cost of Sales

For the three months ended September 30, 2018, cost of sales was $124,661 or 106% of sales, compared to $43,800 or 106% of sales for the three months ended September 30, 2017, an increase of $80,861 or 184%. For the three months ended September 30, 2018, cost of sales increased as a result of increased sales as well as a $13,721 write-down related to obsolete inventory. Excluding the write-down, cost of sales was 95% in the three months ended September 30, 2018. There was no write-down in the three months ended September 30, 2017.

Operating Expenses

For the three months ended September 30, 2018, operating expenses were $1,163,839 or 994% of sales, compared to $661,069 or 1,612% of sales for the three months ended September 30, 2017. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the three months ended September 30, 2018, general and administrative expenses were $823,173 or 703% of sales, compared to $604,751 or 1,475% of sales for the three months ended September 30, 2017, an increase of $218,422 or 36%. The increase in general and administrative expenses in 2018 was primarily driven by increases related to legal expenses, management of new product introductions, and research and development costs.

Advertising and Marketing

For the three months ended September 30, 2018, advertising and marketing expenses were $340,666 or 291% of sales, compared to $56,318 or 139% of sales for the three months ended September 30, 2017, an increase of $283,848 or 500%. The increase in advertising and marketing expenses in 2018 was a result of the launch of the Company’s new HEMPd product line-up.

Other (Income) Expense

Interest Expense

For the three months ended September 30, 2018, interest expense was $580,904, compared to $464,110 for the three months ended September 30, 2017, an increase of $116,794. The increase in interest expense, which includes the amortization of the discount on convertible debt, excess of the beneficial conversion feature on certain convertible notes payable, and, in 2017, interest on Series C Preferred Stock, was due to increased debt issuances in 2018 while the Company was awaiting the effectiveness of its Registration Statements on Form S-1.

Gain on Lawsuit Judgment and Legal Settlement

For the three months ended September 30, 2018, the Company recorded a $654,289 gain on a lawsuit judgment against the Company’s former Chairman of the Board and a $34,435 gain related to the settlement of a lawsuit with Statewide Beverage. There were no such gains in 2017.

Gain on Change in Fair Value of Derivative Liability

For the three months ended September 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $71,591 compared to a gain of $1,813,249 for the three months ended September 30, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the three-month period to the end of the period and a decrease in the balance of variable rate convertible notes payable. In 2017 the gain resulted from an increase in the risk-free interest rate and the Company’s stock volatility factors that are inputs in the derivative liability calculation.

Income Taxes

For the three months ended September 30, 2018 and September 30, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Financial Summary

The Company’s sales for the nine months ended September 30, 2018 were $240,701 compared to $122,638 for the nine months ended September 30, 2017.

The Company’s net loss for the nine months ended September 30, 2018 was $4,701,831 compared to a net loss of $5,450,286 for the nine months ended September 30, 2017.

Sales

For the nine months ended September 30, 2018 sales were $240,701 compared to $122,638 for the nine months ended September 30, 2017, an increase of $118,063 or 96%. The sales increase was driven by the incremental sales of our newly launched HEMPd product line-up, increased sales of our high alkaline spring water, partially offset by a decrease in sales of our hemp-infused functional beverages and energy shots as inventory was being sold off. Additionally, in the nine months ended September 30, 2017 the Company recorded a return of product from a distributor. In the nine months ended September 30, 2018 sales consisted of approximately 71% online sales, 20% distributor sales, and 9% direct to retailer sales, compared to 38% online sales, 44% distributor sales, and 18% direct to retailer sales for the nine months ended September 30, 2017.

Cost of Sales

For the nine months ended September 30, 2018, cost of sales was $300,875 or 125% of sales, compared to $168,244 or 137% of sales for the nine months ended September 30, 2017, an increase of $132,631 or 79%. Cost of sales as a percentage of sales was lower in 2018 due to the return of product from a distributor in 2017, which was partially offset by 2018 price reductions on our hemp-infused functional beverages and energy shots, costs related to the launch and start-up of our HEMPd product line-up, and the write-downs of hemp-infused beverage and energy shot inventory approaching its “best by” date. During the nine months ended September 30, 2018 the Company wrote down $25,145 of obsolete inventory compared to a write down of $72,161 in 2017.

Operating Expenses

For the nine months ended September 30, 2018, operating expenses were $3,435,262 or 1,427% of sales, compared to $5,324,018 or 4,341% of sales for the nine months ended September 30, 2017. Areas in which the Company experienced material changes in operating expenses are discussed below.

General and Administrative

For the nine months ended September 30, 2018, general and administrative expenses were $2,813,479 or 1,169% of sales, compared to $4,503,126 or 3,672% of sales for the nine months ended September 30, 2017, a decrease of $1,689,647 or 38%. The decrease in general and administrative expenses in 2018 was primarily driven by decreases in compensation expense to former members of the Board of Directors, and bad debt expense, partially offset by increased legal fees and corporate salaries related to the launch of the Company’s new HEMPd product line.

Advertising and Marketing

For the nine months ended September 30, 2018, advertising and marketing expenses were $621,783 or 258% of sales, compared to $820,892 or 669% of sales for the nine months ended September 30, 2017, a decrease of $199,109 or 24%. The decrease in advertising and marketing expenses in 2018 was a result of management’s decision to decrease advertising and marketing expenditures on the Company’s hemp-infused beverages and energy shots, partially offset by an increase in costs related to the launch of the new HEMPd products. Additionally, in 2017 the Company executed a large marketing contract with a third-party promoter and issued stock to a distributor in exchange for promotional activity.

Other (Income) Expense

Interest Expense

For the nine months ended September 30, 2018, interest expense was $3,763,602, compared to $1,109,893 for the nine months ended September 30, 2017, an increase of $2,653,709. The increase in interest expense, which includes the amortization of the discount on convertible debt, excess of the beneficial conversion feature on certain convertible notes payable, and, in 2017, interest on Series C Preferred Stock, was due to increased debt activity in 2018 as the Company while the Company was awaiting the effectiveness of its Registration Statements on Form S-1.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the settlement of convertible debt. There was no gain or loss on extinguishment of debt for the nine months ended September 30, 2017.

Gain on Change in Redemption Value of Series C Preferred Stock

For the nine months ended September 30, 2017, the Company recorded a gain of $834,242 on the change in redemption value of Series C Preferred Stock related to the valuation of these shares. There was no change in redemption value in 2018 as the Series C Preferred Stock was cancelled in October 2017 as part of a legal settlement with the holder.

Gain on Lawsuit Judgment and Legal Settlement

For the nine months ended September 30, 2018, the Company recorded a $654,289 gain on a lawsuit judgment against the Company’s former Chairman of the Board and a $34,435 gain related to the settlement of a lawsuit with Statewide Beverage. There were no such gains in 2017.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the nine months ended September 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $2,059,621 compared to a gain of $194,989 for the nine months ended September 30, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the nine-month period to the end of the period and a decrease in the balance of variable rate convertible notes payable. In 2017 the gain resulted from an increase in the risk-free interest rate and the Company’s stock volatility factors that are inputs in the derivative liability calculation.

Income Taxes

For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of September 30, 2018, the Company had current assets of $678,261, consisting of cash of $70,497, accounts receivable (net) of $47,141, inventory of $139,022, and prepaid expenses and other current assets of $421,601. As of September 30, 2018, the Company had current liabilities of $1,668,590, consisting of accounts payable and accrued liabilities of $621,278, convertible notes payable (net) of $689,362, notes payable of $40,674, accrued interest of $24,866, and derivative liability of $292,410. During the nine months ended September 30, 2018, the Company received proceeds of $2,558,045 related to the sale of 250,000,000 shares of common stock under its Equity Financing Agreement with GHS Investments, LLC.

Cash flows from operating activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $3,102,165 compared to $1,509,918 during the nine months ended September 30, 2017. The change was principally driven by management’s greater use of stock-based payments to vendors and employees in 2017 compared to 2018 as well as payments on accounts payable and accrued liabilities.

Cash flows from investing activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $44,228 compared to $14,474 during the nine months ended September 30, 2017. The primary reason for the increase is the Company’s investment in software development for its new HEMPd.com website.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $3,199,907 compared to $1,388,597 during the nine months ended September 30, 2017. In 2018, proceeds of $825,000 were from the issuance of convertible notes payable compared to $590,000 in 2017. In 2017 the Company also received proceeds of $289,000 from the issuance of related party convertible notes payable. There were no proceeds from the issuance of related party convertible notes payable in 2018. In 2018 the Company repaid $172,932 on convertible and related party convertible notes payable. There were no repayments in 2017. In 2017 the Company repaid $25,000 on its related party convertible notes payable. In 2018 there were proceeds of $2,558,045 from the issuance of common stock compared to $543,200 in 2017.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at fixed prices ranging from $0.005 to $0.01 or at discounts to market price of 50%. As of September 30, 2018, the Company had total notes payable outstanding of $730,036 (net of discount).

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

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS, which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the EFA the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the remainder of 2018 and in 2019, primarily due to anticipated sales under our private label manufacturing contract with CBD Alimentos SA de CV (“CBD Alimentos”). Although the initial order from CBD Alimentos was expected during the second quarter of 2018, we now expect to receive the initial order and ship the initial product in the fourth quarter of 2018, with additional orders to follow. In addition, we expect to generate additional revenue from our newly-acquired FitWhey business unit, which will continue to sell the FitWhey protein drink. Finally, we expect revenue growth from our new HEMPd branded CBD-infused flavored and unflavored waters and other HEMPd branded products. Revenue from the new FitWhey and HEMPd products is inherently difficult to project and will depend on the level of market acceptance and market penetration that can be achieved for these new products.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,500,000. For the next two years, we anticipate cash needs to be between $2,000,000 and $5,000,000. We plan to utilize the SPA executed with GHS in June 2018 to raise the required capital.

Off Balance Sheet Arrangements

As of September 30, 2018, there are no off-balance sheet arrangements.

Going Concern

The Company has a shareholders’ deficit of $764,655 and an accumulated deficit of $36,364,245 as of September 30, 2018 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2018.

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

Los Angeles Superior Court, BC669367, filed July 24, 2017. Statewide Beverage Company, Inc. v. Rocky Mountain High Brands, Inc.

Statewide Beverage Company, Inc. (“Statewide”) filed a breach of contract claim, and the Company has filed counterclaims for breach of contract, common law fraud and declaratory relief. The parties have settled this matter.  Under the settlement, the Company was not required to pay damages to Statewide and canceled 1,818,180 shares of common stock previously issued to affiliates of Statewide.

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

On August 30, 2018, the Trial Court entered a final judgment and order in our favor and against Grisaffi. On August 29, 2018, after a show cause hearing, the Trial Court entered an order sanctioning Grisaffi for his repeated and unexcused refusals to make discovery in the case. As a sanction, the Trial Court struck Grisaffi’s pleadings in the case and, on August 30, 2018, entered a Default Judgment against him. Under the Trial Court’s Default Judgment:

1.	The Court entered a monetary judgment against Grisaffi and in favor of the Company in the amount of $3,500,000 for fraud, breach of fiduciary duty, and conversion with respect to the Series A preferred stock.

2.	The Court declared that the Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock and promissory notes issued in connection with the Employment Agreement were also void ab initio and of no force and effect, including but not limited to:

a.	The 1,000,000 shares of Series A Preferred Stock issued to Grisaffi;
b.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $184,300 dated April 1, 2016; and
c.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $200,150.20 dated June 19, 2017.

3.	The Court declared that Grisaffi’s sale of the Series A Preferred Stock to LSW Holdings, LLC was made with actual intent to hinder, delay, or defraud creditors and was thus a fraudulent transfer under Texas law.

4.	The Court declared that the issuance of 10,000,000 shares of common stock to Lily Li and the 11,000,000 shares of common stock issued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.

5.	The Court declared that an Indemnification was procured through fraud and breach of fiduciary duty and is therefore void and unenforceable.

6.	The Court ruled that Grisaffi shall take nothing by his counterclaims in the case.

Finally, the Court ruled that our continuing claims against the other defendants in the case are to be severed and docketed under a separate cause of action and case number. The judgment and order entered August 30, 2018 concludes our litigation in district court as against Grisaffi. On September 4, 2018, Mr. Grisaffi filed a Notice of Appeal in the case against him. We will continue to pursue our claims against the other defendants in the below referenced case.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018. In this case, on October 26, 2018 the Court granted our Motion For Summary Judgment, per a Summary Judgment Order, against LSW Holdings, LLC, holding that all Series A Preferred Shares in Rocky Mountain High Brands, Inc, including the shares issued to Jerry Grisaffi and later sold by him to LSW Holdings, LLC evidenced by Stock Certificate N0. 604 issued by Rocky Mountain High Brands, Inc., to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated as of July 11, 2014, when the bankruptcy court signed the Order Confirming Debtor’s Amended Plan Of Reorganization. The Series A Preferred Shares have no legal force or effect. The Court also granted a take nothing judgment against LSW on counterclaim Counts 1, 2 and 3. The Company’s transfer agent has cancelled the Series A Preferred Shares. The Company is pursuing its claims against LSW Holdings, LLC and Lily Li, and is defending against the remaining counterclaims.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between July 25, 2018 and November 16, 2018:

Date	Name	Shares Issued	Issue Price	Description	Exemption
7/25/2018	Tim McGeehan	3,761,194	$ 0.0101	Business acquisition	Rule 506
7/25/2018	Erik Rothchild	2,099,254	0.0101	Business acquisition	Rule 506
7/25/2018	Steve and Alin Dorsey	850,746	0.0101	Business acquisition	Rule 506
7/25/2018	Curt and Joyce Farnsworth	354,478	0.0101	Business acquisition	Rule 506
7/25/2018	Kathleen McDonough Trust	212,687	0.0101	Business acquisition	Rule 506
7/25/2018	Kevin Israel	74,627	0.0101	Business acquisition	Rule 506
7/25/2018	Tom Johnson	74,627	0.0101	Business acquisition	Rule 506
7/25/2018	Aaron Spradlin	35,075	0.0101	Business acquisition	Rule 506
7/26/2018	GHS Investments	6,250,000	0.0080	Note Payable Conversion	Rule 506
7/31/2018	Tom Blackington	166,667	0.0075	Services Rendered	Section 4(2)
8/3/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
8/14/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
8/28/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
8/31/2018	Tom Blackington	147,493	0.0085	Services Rendered	Section 4(2)
9/5/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
9/17/2018	GHS Investments	3,607,206	0.0050	Note Payable Conversion	Rule 506
9/25/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
9/30/2018	John Kuhlke	515,130	0.0074	Services Rendered	Section 4(2)
10/4/2018	GHS Investments	10,541,426	0.0050	Note Payable Conversion	Rule 506
10/12/2018	GHS Investments	10,000,000	0.0050	Note Payable Conversion	Rule 506
10/16/2018	GHS Investments	28,762,081	0.0087	Shares Sold	Rule 506
10/17/2018	Oscar Herrera	1,500,000	0.0129	Services Rendered	Section 4(2)
10/19/2018	John Rustin	829,600	0.0121	Shares Sold	Rule 506
10/22/2018	GHS Investments	27,221,255	0.0092	Shares Sold	Rule 506
11/5/2018	GHS Investments	46,122,126	0.0080	Shares Sold	Rule 506

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

Date: November 19, 2018

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: November 19, 2018

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

