Form 10-K
period 2018-12-31
Rocky Mountain High Brands, Inc.
filed 2019-04-15
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $23,047,302 as of June 30, 2018, using the closing price of $0.01135 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,083,392,171 of as of April 10, 2019.

1

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

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Wellness For Life Colorado, Inc. (“WFLC”) (f/k/a Rocky Mountain Hemp Company and Wellness For Life, Inc.), an active Colorado corporation (Subsidiary)

•	Eagle Spirit Land & Water Company (“Eagle Spirit”), an active Oklahoma corporation (Subsidiary)

•	Rocky Mountain High Water Company, LLC (“WaterCo”), an active Delaware limited liability company (Subsidiary-consolidated beginning November 12, 2016)

•	FitWhey Brands Inc. (“FitWhey”), an active Nevada corporation (Subsidiary)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

RMHB is a lifestyle brand management company that markets primarily CBD and hemp-infused products to health-conscious consumers. Our products span various categories including beverage, food, fitness, and skin care. RMHB also markets a naturally high alkaline spring water and a water-based protein drink with caffeine and B vitamins. All products comply with federal regulations on hemp products and contain 0.0% tetrahydrocannabinol (THC), the psychoactive constituent of cannabis.

In March 2018, the Company launched the HEMPd brand with gummies, water soluble drops, capsules, tinctures, lotions, and salves. The Company introduced four flavors of CBD-infused waters in 12 oz. cans in November 2018.

In July 2018, the Company acquired the assets of BFIT Brands, LLC and formed a new subsidiary, FitWhey Brands LLC. FitWhey markets a line-up of five water-based protein drinks that include caffeine and B vitamins.

During 2017 and 2018, the Company continued to market its lineup of naturally flavored hemp-infused functional beverages, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots through the first half of 2018. The Company plans to introduce updated offerings of hemp seed extract-infused functional beverages in the second quarter of 2019 under the name of Rocky Mountain.

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

FitWhey Brands Inc. (acquisition of the assets of BFIT Brands, LLC)

In July 2018, the Company purchased the assets of BFIT Brands, LLC, an Arizona-based company. The acquired assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack. The Company paid $230,438 including common stock issued to the owners of BFIT of $75,000, forgiveness of a note receivable of $80,000 plus accrued interest of $438, and $75,000 to be paid to the owners of BFIT over time based on 5% of net sales of FitWhey products. The acquisition includes $98,297 of assets including cash, accounts receivable, inventory, and prepaid production costs and $132,141 of intangible assets, including the FitWhey software, trademark, formulas, and goodwill. The Company is obtaining an outside valuation of these assets.

Trademarks Related to Our Business

•           Rocky Mountain High

•           HEMPd

•           HEMPFIT

•           Smarterita

•           Totally Hemp Crazy

•           Blue Leaf

•           Rock the Road Trip

•           Eagle Spirit

•           Eagle Paa

•           FitWhey

Strategic Update and Planned Product Offerings

The Company recently updated and began execution of its long-term strategic plan. Management’s goal is to become the cutting-edge leader in CBD and hemp-infused food, beverage, fitness, and other health-conscious product categories. This includes the use of CBD and hemp in products under the HEMPd and Rocky Mountain brand names. In late 2017, the Company executed its first private label manufacturing agreement and in 2019 executed a second private label agreement. Production on both private label agreements is scheduled to start in the second quarter of 2019.

The Company’s marketing will focus on the health benefits of hemp and CBD.

Current Product Offerings

The Company’s Wellness For Life Colorado, Inc. subsidiary currently markets the following lineup of CBD-infused products under the HEMPd brand:

•	CBD-Infused Waters – The Company’s initial production run of CBD-Infused waters consisted of 12 oz. cans each containing 5mg of CBD. The Company raised the CBD content to 20mg per can in its March 2019 production run.

•	Gummies – Each bottle contains 30 gummies containing 25mg of full plant hemp extract in assorted flavors. Gummies are made to be chewed and ingested for absorption for hemp absorption.

•	Water Soluble Concentrate – Each bottle contains 1,500mg of full plant hemp extract. Consumers place approximately 8 drops of this water-soluble concentrate in 12-16 oz. of water for a daily dose of hemp.

•	Tinctures – Each bottle contains 300mg of full plant hemp extract. Consumers place these drops under their tongue. Flavors include tangerine, lemon, and spearmint.

•	Capsules – Each bottle contains 30 capsules containing 25mg of full plant hemp extract. The capsules are swallowed for ingestion and hemp absorption.

•	Triple Relief Salve – Each jar contains 250mg of full plant hemp extract. The salve is used directly on skin for pain relief in muscles, bones and joints.

•	Serenity Hemp Lotion – Each bottle contains 250mg of full plant hemp extract. Lotion is meant to be applied to any part of the skin for absorption into your body.

Under its Rocky Mountain High Brands name, the Company marketed a lineup of five hemp-infused 16 oz. beverages in 2017 and 2018, including:

•	Naturally Flavored Citrus Energy Drink - A citrus energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients

•	Naturally Flavored Mango Energy Drink - A mango energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Low Calorie Coconut Energy Lime - A low-calorie coconut lime energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Lemonade - A lemonade drink that contains 100mg of hempseed extract and is complemented with ginseng extract and other ingredients.

•	Naturally Flavored Black Tea - A black tea drink that contains 100mg of hempseed extract and is complemented with black tea and ginseng extract and other ingredients.

RMHB sold its remaining inventory of these products in March 2019.

Our Eagle Spirit Land and Water Company currently markets its naturally high alkaline spring water in two sizes: a 500ml (16.9 oz.) plastic bottle sold in cases of 24 and a 1-liter bottle sold in cases of 12. The Company also previously sold a 10-liter (2.64-gallon) Bag in a Box product.

Private Label

CBD Life

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company will have full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. Due to ingredient and packaging sourcing delays, production did not commence in 2018 as expected. The Company’s initial production run of 2,000,000 cans is expected to be completed in June 2019.

Green Lotus

On February 21, 2019 the Company entered into a Beverage Manufacture and Supply Agreement with Texas Wellness Center, LLC, a marketer and distributor of hemp and CBD products under the “Green Lotus” brand. Under the Agreement, the Company will be the exclusive supplier to Texas Wellness for hemp-infused beverages for the Green Lotus brand. The Company will produce a Green Lotus Premium Sparkling Hemp Water in Watermelon and Grapefruit flavors, each containing 25mg of naturally occurring cannabinoids. Texas Wellness will supply the hemp-derived ingredients for the beverages, and Rocky Mountain High Brands will provide all other materials necessary for the production, processing, batching, labeling, and packaging of the beverages. The Agreement runs for an initial term of three years, with subsequent automatic annual renewals.  The Agreement may be terminated upon 180 days written notice. The Company’s initial production run of 100,000 cans is expected to be completed in April 2019.

Upcoming Product Offerings

The Company is currently updating the formulations of its hemp-infused drinks under the Rocky Mountain brand name and will reintroduce them in the second quarter of 2019. These drinks will contain 250mg of hemp seed extract and be carbonated.

The Company’s WFLC subsidiary plans to introduce hemp-infused flavored waters under the HEMPd brand name in the second quarter of 2019. These drinks will contain 250mg of hemp seed extract be sold exclusively to our national distributor.

The Company’s Eagle Spirit subsidiary plans to launch the Spirit Water brand in 2019.

The Company plans to continually update and improve its product offerings in accordance with consumer demand, changes in federal and local regulations, and internal research and development. Ongoing research and development costs are not expected to be material.

Sales Channels

The Company sells its products to retailers, distributors, and online directly to consumers via Amazon and the Company’s websites: www.HEMPd.com, www.EagleSpiritWater.com, and www.LiveRockyMountainHigh.com. For the year ended December 31, 2018, sales by channel were 21% distributor, 12% retailer, and 67% online. In 2018 the Company’s two largest customers represented 12% and 7% of sales.

For the year ended December 31, 2017, sales by channel were 24% distributor, 15% retailer, and 61% online. In 2017 the Company’s two largest customers represented 21% and 12% of sales.

For the six months ended December 31, 2017, sales by channel were 10% distributor, 22% retailer, and 68% online. In the same period, the Company’s two largest customers each represented 6% of sales.

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

On January 9, 2019 the Company executed an agreement with Optimus Fulfill LLC in Coppell Texas to co-pack beverages. The agreement terminates on December 31, 2024. The Company will utilize other co-packers as necessary to supplement Optimus’ production capabilities.

The Company utilizes numerous vendors to collaborate on product formulation. All formulas developed for the Company through outside vendors are the property of the Company.

Our naturally high alkaline spring water is cold-filtered and packaged by a third-party water processor, Water Event Pure Water Solutions (“Water Event”).

On February 24, 2018 the Company executed an Amazon Brand Development and Launch Agreement with BuyDMi, Inc. (DBA GoodforYou.com) for the new HEMPd product line. Under this contract GoodforYou.com is creating an Amazon page for the initial 17 HEMPd products, converting all HEMPd products to Amazon Prime offerings, providing customer phone and email support, managing inventory forecasting, shipping, storage, and returns, and launching sponsored ad campaigns. The Company cancelled this contract in December 2018 and is currently performing these functions through other less expensive vendors.

On March 20, 2018 the Company executed a Fulfillment and Customer Support Services Agreement with GoodforYou.com for the new HEMPd product line. Under this contract GoodforYou.com managed inventory and providing storage, shipping, and customer support services. The Company cancelled this contract in December 2018 and is currently performing these functions through other less expensive vendors.

Regulatory Requirements

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

•	The production of beverages and other related products;
•	The preparation and sale of beverage;
•	Environmental protection;
•	Interstate commerce and taxation laws; and
•	Workplace and safety conditions, minimum wage and other labor requirements

The Company’s hemp and CBD products are derived from industrial hemp, not marijuana. There is a clear scientific distinction between the two plants: The Company’s products contain less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound found in marijuana. (Most marijuana contains over 10% THC). There is also a clear legal distinction between the two plants. While marijuana is illegal under U.S. federal law, the industrial hemp used in our products is 100% legal at the federal level. It is grown under a duly-licensed state agricultural pilot program conducted by the Colorado Department of Agriculture, as authorized by the 2014 U.S. Farm Bill. The Farm Bill explicitly exempts hemp products from the definition of “marijuana” and explicitly exempts hemp products from the purview and regulation of the Controlled Substances Act. Furthermore, the 2016 Omnibus Appropriations Act specifically instructs federal agencies not to interfere with the transport or sale of pilot program hemp products such as the ones sold by the Company. The 2018 Farm Bill specifically removed hemp from Schedule 1 of the Controlled Substances Act. The law also prohibits states from interfering with the transportation of hemp and hemp products from one state to another.

Our beverage products are not subject to direct FDA approval as the FDA does not perform review testing or approval of food, beverages or dietary supplements. The FDA requires that we manufacture our products in commercial manufacturing facilities that are annually audited to ensure that they pass inspection based on Good Manufacturing Practices for food safety.

Employees and Independent Contractors

The Company currently has four officers and five non-officer employees. The Company uses independent contractors, when necessary, to support operational or back-office functions.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. Please see our Registration Statement on Form S-1/A filed October 9, 2018 to review our current risk factors.

Item 2. Properties

At present, we do not own any real property. As of December 31, 2018, we leased approximately 7,000 square feet of office space at 9101 LBJ Freeway, Suite 200, Dallas, Texas 75243. Our lease period began on September 1, 2016 and terminates on August 31, 2019. Payments under the lease are as follows:

Lease Period	Base Rent (monthly)
9/1/2016 to 8/31/2017	$7,715.00
9/1/2017 to 8/31/2018	$7,972.17
9/1/2018 to 8/31/2019	$8,229.33

In connection with the new lease, we also purchased used office furniture from the landlord and financed this purchase with a note payable in the amount of $40,122 with an interest rate of 0% and monthly payments of $1,114 over thirty-six monthly installments.

On January 18, 2018, the RMHC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments are $91. This agreement renewed on January 19, 2019 for another 12-month period.

The Company leases the following warehouse space on a month-to-month basis:

•	Water Event, Carrollton, Texas – We lease space for both hemp-infused beverages and spring water. The Company also stores small quantities of ice barrels and other packaging at this location. As of March 30, 2019, the Company held no inventory at this location.

•	American Fitness Wholesale, Tempe, Arizona – We lease space on a month-to-month basis for FitWhey beverages at this location.

•	Pet Healthy Brands, Dallas, Texas – We lease space on a month-to-month basis for packaging and ingredients at this location.

Our monthly rent varies depending on how much inventory is stored. Inventory levels fluctuate based on production and sales.

The Company is currently evaluating its growth requirements and researching alternatives to lower its recurring expenses for warehouse space.

Item 3. Legal Proceedings

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C, now Lyonpride Music LLC v Rocky Mountain High Brands, Inc., Before the American Arbitration Association, 01-18-0003-1428.

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride is seeking monetary damages from the Company for breach of contract and the Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration as referenced above. The parties are conducting discovery.

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

The Company sought the return of our Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board, and common stock issued to certain other defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleged, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself and common stock to himself and others. RMHB also sought to void the Indemnification and Release Agreement (“Indemnification”) between the Company and Grisaffi that was executed in June 2017.

Grisaffi filed a counterclaim against the Company seeking payment for two promissory notes allegedly owed to him, as well as relief under the Indemnification.  Those notes have been accounted for in the Company’s consolidated financial statements. Those counterclaim matters had been proactively addressed in the Company’s original suit, seeking to void the Indemnification and the two notes based on, among other things, fraud of Grisaffi.  Grisaffi had also filed a derivative suit within the main lawsuit. The Company filed a motion to dismiss the derivative suit and on August 3, 2018 the Trial Court entered an Order Dismissing Derivative Claims, dismissing the derivative suit with prejudice. That Order is final.

In June 2018 LSW Holdings, LLC (“LSW”) and Lily Li (“Li”) filed counterclaims against the Company, generally seeking an increase of voting rights of the Series A shares to 1200:1, a declaration that the Series A shares were validly issued to Grisaffi, challenging the authorized share increase of the Company, claiming securities fraud by the Company with respect to the Series A Shares purchased from Grisaffi and other common stock allegedly purchased by LSW and Li, as well as fraud, breach of contract and negligent misrepresentation by the Company. LSW seeks $10,000,000 in damages from the Company, for the $3,500,000 which was paid to Grisaffi for the Series A shares and for which LSW claims to be the responsibility of the Company to cover, and the remaining $6,500,000 for money allegedly spent by LSW in “developing a distribution system in China” and other alleged “investments” of Li and LSW in the Company. LSW and Li also sought exemplary damages.

On August 30, 2018, the Trial Court entered a final judgment and order in the Company’s favor and against Grisaffi. On August 29, 2018, after a show cause hearing, the Trial Court entered an order sanctioning Grisaffi for his repeated and unexcused refusals to make discovery in the case. As a sanction, the Trial Court struck Grisaffi’s pleadings in the case and, on August 30, 2018, entered a Default Judgment against him. Under the Trial Court’s Default Judgment:

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

2.         The Court declared that the Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock and promissory notes issued in connection with the Employment Agreement were also void ab initio and of no force and effect, including but not limited to:

a.    The 1,000,000 shares of Series A Preferred Stock issued to Grisaffi;

b.    The Convertible Promissory Note issued to Grisaffi in the principal amount of $184,300 dated April 1, 2016; and

c.     The Convertible Promissory Note issued to Grisaffi in the principal amount of $200,150 dated June 19, 2017.

3.          The Court declared that Grisaffi’s sale of the Series A Preferred Stock to LSW was made with actual intent to hinder, delay, or defraud creditors and was thus a fraudulent transfer under Texas law.

4.          The Court declared that the issuance of 10,000,000 shares of common stock to Li and the 11,000,000 shares of common stock issued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.

5.          The Court declared that an Indemnification was procured through fraud and breach of fiduciary duty and is therefore void and unenforceable.

6.          The Court ruled that Grisaffi shall take nothing by his counterclaims in the case.

Furthermore, the Court ruled that our continuing claims against the other defendants in the case were to be severed and docketed under a separate cause of action and case number. We have continued to pursue our claims against the other defendants in the below referenced case.

The judgment and order entered August 30, 2018 concludes our litigation in district court as against Grisaffi. On September 4, 2018, Mr. Grisaffi filed a Notice of Appeal in the case against him.

In The Court Of Appeals For The Fifth District Of Texas Dallas, Texas, Jerry Grisaffi, Appellant v. Rocky Mountain High Brands, Inc, f/k/a Republic of Texas Brands, Inc., Appellee, No. 05-18-01020-CV.

Grisaffi has filed an appeal of the Default Judgment, and submitted his brief on or about February 28, 2019. The Company is preparing its brief which is currently due April 1, 2019. Grisaffi did not appeal the Order Dismissing Derivative Claims. Grisaffi only seeks in his appeal to reverse in part the Default Judgment by striking the paragraph awarding monetary damages, leaving the remainder of the Default Judgment intact.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018. In this case, on October 26, 2018 the Court granted our Motion For Summary Judgment, per a Summary Judgment Order, against LSW, holding that all Series A Preferred Shares in RMHB, including the shares issued to Grisaffi and later sold by him to LSW evidenced by Stock Certificate N0. 604 issued by RMHB, to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated as of July 11, 2014, when the bankruptcy court signed the Order Confirming Debtor’s Amended Plan of Reorganization. The Series A Preferred Shares have no legal force or effect. The Court also granted a take nothing judgment against LSW on counterclaim Counts 1, 2 and 3. The Company’s transfer agent has cancelled the Series A Preferred Shares. Later, on November 26, 2018, the Court entered an Order of Sanctions against Li and LSW. In the Order of Sanctions, and in response to Li and LSW’s repeated refusals to make proper discovery in the case, the Court struck the pleadings of these parties and ruled that RMHB was entitled to take a default judgment against them.

On February 4, 2019, the Court entered its Default Judgment against Li and LSW. In the Default Judgment, the Court ruled as follows:

1.	The Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock or other instruments issued on the basis or authority of that Employment Agreement were also void ab initio and of no force and effect;

2.	The Series A Preferred Shares that RMHB issued to Grisaffi and later sold by Grisaffi to LSW were void ab initio and any potential rights or remedies thereunder were terminated on July 11, 2014 pursuant to the Order Confirming Debtor’s Amended Plan of Reorganization;

3.	Grisaffi’s issuance and transfer to himself of the 1,000,000 Series A Preferred Shares, and his subsequent transfer of those shares to LSW Holdings, were fraudulent transfers and are voided and set aside;

4.	Grisaffi breached his fiduciary duties to RMHB by, among other things: (i), purporting to sell the Series A Preferred Shares to LSW, (ii) causing the issuance of 11,000,000 shares of common stock to Epic Group One, LLC, and 10,000,000 shares of common stock to Li for no consideration, and (iii) causing the issuance of 113,688,625 shares to the Radcliffe Group at deeply discounted prices;

5.	LSW and Li knowingly participated in Grisaffi’s breaches of fiduciary duty and are therefore jointly and severally liable for all damages and equitable relief arising from such breaches;

6.	The issuance of 10,000,000 shares of common stock to Li was not authorized by the Board of Directors and was both void ab initio and a fraudulent conveyance;

7.	RMHB is entitled to recover all damages proximately resulting from the improper issuance of the 10,000,000 shares of common stock to Li;

8.	Li did not perform and materially breached her agreement to raise money for RMHB;

9.	The 10,000,000 shares of purported common stock issued to Li belongs to RMHB and Li has no further rights or remedies arising out of or related to the 10,000,000 shares;

10.	By virtue of their actions described above, Li and LSW have taken advantage of RMHB and have unjustly enriched themselves at Rocky Mountain High Brands’ expense, and RMHB is entitled to full restitution of all its losses and damages;

11.	LSW Holdings and Li engaged in a civil conspiracy with Grisaffi to commit the wrongs against RMHB described above, and RMHB is entitled to recover from them actual, consequential, and special damages resulting from such wrongs, including their knowing participation in Grisaffi’s breaches of fiduciary duty, breaches of contract, receipt of fraudulent conveyances, and unjust enrichments.

12.	The torts against RMHB committed by LSW Holdings and Li were aggravated by fraud and malice, and RMHB is therefore entitled to exemplary damages.

13.	LSW Holdings and Li shall take nothing by their counterclaims; and

14.	RMHB is entitled to court costs and reasonable attorneys’ fees from LSW Holdings and Li.

The amount of damages and attorneys’ fees to be awarded to RMHB and against LSW Holdings and Li will be determined in a trial currently scheduled for June 3, 2019. We are continuing to pursue our claims against the remaining defendants in the case, which will be adjudicated at trial, currently scheduled for June 3, 2019.

Rocky Mountain High Brands, Inc. v La Dolce Vita Trust and Christine Guthrie, In Her Capacity As Trustee, In The 382nd District Court of Rockwall County, Texas, Cause No. 1-18-1608.

This is a case whereby the Company is attempting to collect on the Default Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi.

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New Your, County of Ulster, Case No. 18-4416.

The Plaintiff sued the Company, seeking $21,000.00 in damages for breach of contract. The Company is contesting that claim in its entirety and has filed a counterclaim against the Plaintiff for an unspecified amount of damages. This case is new and the parties have not yet conducted any discovery.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds Between November 17, 2018 and March 30, 2019:

Date	Name	Shares Issued	Issue Price	Description	Exemption
11/29/2018	GHS Investments	10,000,000	$0.005	Note Payable Conversion	Rule 506
12/4/2018	GHS Investments	14,561,852	0.005	Note Payable Conversion	Rule 506
12/13/2018	GHS Investments	33,116,385	0.007	Shares Sold	Rule 506
1/2/2019	John Kuhlke	508,062	0.008	Services Rendered	Section 4(2)
1/2/2019	GHS Investments	10,000,000	0.005	Note Payable Conversion	Rule 506
1/7/2019	GHS Investments	46,276,982	0.007	Shares Sold	Rule 506
1/25/2019	GHS Investments	10,000,000	0.005	Note Payable Conversion	Rule 506
2/4/2019	GHS Investments	15,000,000	0.005	Note Payable Conversion	Rule 506
2/5/2019	GHS Investments	25,247,856	0.007	Shares Sold	Rule 506
2/22/2019	GHS Investments	23,358,593	0.007	Shares Sold	Rule 506
3/7/2019	GHS Investments	30,606,307	0.006	Shares Sold	Rule 506
3/20/2019	GHS Investments	30,776,999	0.006	Shares Sold	Rule 506

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system (www.otcmarkets.com) under the trading ticker “RMHB.” The following tables set forth the range of high and low prices for our common stock for the two years ended December 31, 2018, as reported on the OTC Market Group’s quotation system. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Sale Price	Low Sale Price
March 31, 2017	$0.15	$0.04
June 30, 2017	$0.10	$0.07
September 30, 2017	$0.07	$0.02
December 31, 2017	$0.03	$0.01
March 31, 2018	$0.01	$0.03
June 30, 2018	$0.01	$0.02
September 30, 2018	$0.01	$0.01
December 31, 2018	$0.01	$0.01

On April 10, 2019, the last sales price per share of our common stock was $0.0057.

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

During the year ended December 31, 2017 the Board granted 31,000,000 to two new members of the Board of Directors (Mr. Gerry David and Mr. Kevin Harrington), 1,690,000 options to consultants, and 35,100,000 options to other members of the Board of Directors, officers and employees. Messrs. David and Harrington resigned from the Board of Directors in July 2017 and joined the newly formed Advisory Board to the Board of Directors at that time.

During the year ended December 31, 2018 the Board granted 13,312,458 options to members of the Advisory Board and 254,310 options to consultants.

On January 31, 2019, 43,715,482 options were forfeited by former members of the Board of Directors. On February 28, 2019, 851,286 options were forfeited by former consultants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains certain forward-looking statements as defined by federal securities laws. For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by such statements. The forward-looking information is based on various factors and was derived using numerous assumptions. For these statements, we claim the protection of the “bespeaks caution” doctrine. Such forward-looking statements include, but are not limited to:

•	Statements regarding our anticipated financial and operating results, including increases in and anticipated sources of revenues;
•	Predictions regarding the outcome of pending legal proceedings and the impact on us of pending legal proceedings;
•	Statements regarding anticipated changes in expenses;
•	Statements regarding our goals, intensions, plans and expectations, including selling and marketing plans generally, the introduction of new products, and markets and locations we intend to target in the future
•	Statements regarding expanded business opportunities in 2019;
•	Our expectation that we will sell securities on our balance sheet;
•	Our expectation regarding repayment of loans;
•	Expected uses of cash in 2019 and beyond; and
•	Statements with respect to having adequate liquidity

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

Overview

The Company generates revenue from finished product sales to distributors (resellers), retailers and consumers. The wholesale market for the Company’s products includes all retailers in the convenience and grocery store channels as well as certain specialty retail niche markets including health food, “smoke shop,” and novelty stores. Additionally, the Company has an online retail presence on Amazon.com and via our Company websites.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Financial Summary

The Company’s sales for the year ended December 31, 2018 were $379,238 compared to $141,289 for the year ended December 31, 2017.

The Company’s net loss for the year ended December 31, 2018 was $3,355,937 compared to a net loss of $11,643,339 for the year ended December 31, 2017.

Sales

For the year ended December 31, 2018, sales were $379,238 compared to $141,289 for the year ended December 31, 2017, an increase of $237,949 or 168%. The sales increase was driven by the introduction of our new line of HEMPd products in March 2018, sales of FitWhey products, and increased sales of our high alkaline natural spring water. These sales increases were partially offset by the decrease in sales of our Rocky Mountain High branded hemp-infused energy drinks as the Company sold off remaining inventory in anticipation of the 2019 rebranding of these drinks. For the year ended December 31, 2018, sales by channel were 21% distributor, 12% retailer, and 67% online compared to the year ended December 31, 2017 during which sales by channel were 24% distributor, 15% retailer, and 61% online.

Cost of Sales

For the year ended December 31, 2018, cost of sales was $410,818 or 108% of sales, versus $297,487 or 211% of sales for the year ended December 31, 2017, an increase of $113,331 or 38%. In 2018 the Company recorded inventory obsolescence expense of $25,145 compared to $165,271 in 2017. In 2018 the obsolescence expense related primarily to E-Juice and vape products that the Company no longer carries. In 2017 the obsolescence expense was comprised of the write-down of the remaining hemp-infused beverage and shots inventory to reflect selling price reductions.

Operating Expenses

For the year ended December 31, 2018, operating expenses were $4,523,108, compared to $7,407,789 for the year ended December 31, 2017, a decrease of $2,884,681 or 38%. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the year ended December 31, 2018, general and administrative expenses were $3,689,175 or 973% of sales, compared to $6,465,861 or 4576% of sales for the year ended December 31, 2017, a decrease of $2,776,686 or 42%. The decrease in general and administrative expenses in 2018 was driven by decreases in compensation expense to former members of the Board of Directors and bad debt expense, partially offset by increases in legal expenses.

Advertising and Marketing

For the year ended December 31, 2018, advertising and marketing expenses were $833,933 or 220% of sales, compared to $882,765 or 625% of sales for the year ended December 31, 2017, a decrease of $48,832 or 6%. The decrease in advertising and marketing expenses in 2018 was a result of management’s decision to decrease advertising and marketing expenditures on the Company’s hemp-infused beverages and energy shots, partially offset by an increase in costs related to the launch of the new HEMPd products and advertising for the newly-acquired FitWhey brand. Additionally, in 2017 the Company executed a large marketing contract with a third-party promoter and issued stock to a distributor in exchange for promotional activity.

Impairment Expense

During the year ended December 31, 2017, the Company recorded an impairment expense of $59,163 related to its investment in Rocky Mountain High Water Company. This represented a 100% impairment on this investment. There was no impairment recorded in 2018.

Other (Income) Expense

Interest Expense

For the year ended December 31, 2018, interest expense was $1,275,693, compared to $2,700,221 for the year ended December 31, 2017, a decrease of $1,424,528 or 53%. The decrease in interest expense, which includes the amortization of the discount on convertible debt, beneficial conversion features on convertible debt, interest on Series C Preferred Stock, and interest on newly issued convertible debt was due to decreased debt activity in 2018.

Gain (Loss) on Extinguishment of Debt

For the year ended December 31, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the settlement of convertible debt. During the year ended December 31, 2017, the Company recorded a net gain on extinguishment of debt of $1,200,092 related to the settlement of convertible debt.

Gain on Change in Redemption Value of Series C Preferred Stock

For the year ended December 31, 2017, the Company recorded a gain of $834,242 on the change in redemption value of Series C Preferred Stock related to the valuation of these shares. There was no change in redemption value in 2018 as the Series C Preferred Stock was cancelled in October 2017 as part of a legal settlement with the holder.

Gain on Lawsuit Judgment and Legal Settlement

For the year ended December 31, 2018, the Company recorded a $654,289 gain on a lawsuit judgment against the Company’s former Chairman of the Board, a $34,435 gain related to the settlement of a lawsuit with Statewide Beverage, and a gain on a judgment against the holder of our Series A Preferred Stock of $1,000, which represented the par value of the 1,000,000 shares. There were no such gains in 2017.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the year ended December 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of $1,975,858 compared to a loss of $3,413,465 for the year ended December 31, 2017. In 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the nine-month period to the end of the period and a decrease in the balance of variable rate convertible notes payable. In 2017 the gain resulted from an increase in the risk-free interest rate and the Company’s stock volatility factors that are inputs in the derivative liability calculation.

Income Taxes

For the years ended December 31, 2018 and December 31, 2017, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

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

Operating Expenses

For the six months ended December 31, 2017, operating expenses were $2,744,840 or 4,214% of sales, compared to $2,602,148 or 812% of sales for the six months ended December 31, 2016, an increase of $142,692 or 6%. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the six months ended December 31, 2017, general and administrative expenses were $2,567,486 or 4,304% of sales, compared to $1,853,089 or 579% of sales for the six months ended December 31, 2016, an increase of $714,396 or 39%. The increase in general and administrative expenses in 2017 was driven by fees and penalties paid on convertible debt.

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

Gain on Extinguishment of Debt

For the six months ended December 31, 2017, the Company recorded a gain of $1,200,092 on the extinguishment of debt. The gain was a result of the amendment of two convertible notes into non-convertible notes. There was no change gain or loss on the extinguishment of debt during the six months ended December 31, 2016.

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

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $1,165,806, consisting of cash of $613,686, accounts receivable (net) of $17,324, inventory of $146,722, and prepaid expenses and other current assets of $388,074. As of December 31, 2018, we had current liabilities of $2,077,533, consisting of accounts payable and accrued liabilities of $505,214, convertible notes payable (net) of $666,596, other notes payable of $37,493, accrued interest of $25,758, deferred revenue of $466,300, and derivative liability of $376,172.

Cash flows from operating activities

Net cash used in operating activities during the year ended December 31, 2018 was $3,728,782 compared to $1,949,322 during the year ended December 31, 2017. In both years, the Company used funds for advertising, promotions, storage, and administrative expenses.

Cash flows from investing activities

Net cash used in investing activities during the year ended December 31, 2018 was $33,915 compared to $14,125 during the year ended December 31, 2017. In 2018 the increase consisted of software expenditures for the Company’s new HEMPd.com website. Property and equipment purchases in both years consisted of office and computer equipment.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2018 was $4,359,400 compared to $1,825,369 during the year ended December 31, 2017. In 2018, proceeds of $877,500 were from the issuance of convertible notes payable compared to $590,000 in 2017. In 2018 the Company repaid $172,932 of convertible notes. In 2017 the Company received proceeds of $289,000 and $440,000 from the issuance of related party convertible notes and notes payable, respectively. In 2018, the Company repaid notes payable of $14,672. In 2017, the Company repaid related party convertible notes of $25,000 and notes payable of $11,831. In the years ended December 31, 2018 and 2017, the Company received proceeds from sales of common stock of $3,669,504 and $543,200, respectively.

Material Indebtedness

As of December 31, 2018 and 2017, the Company’s outstanding debt, net of discounts, totaled $704,089 and $1,402,090, respectively. The decrease in debt during the year ended December 31, 2018 resulted from the conversion of notes payable to common stock, the repayment of debt, and the extinguishment of debt based on a court ruling in a lawsuit against our former Chairman of the Board.

During 2017 our operations were funded primarily through the issuance of convertible promissory notes, which were convertible to common stock at fixed prices or at a specified percentage discount off market prices. On October 12, 2017, the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments, LLC (“GHS”). Under the agreement, GHS committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contained certain restrictions on the timing of the stock purchases and required the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. The Company filed the registration statement on Form S-1 with the SEC on November 1, 2017. Between November 1, 2017 and the date of the effectiveness of the Form S-1, the Company entered into convertible promissory notes payable with GHS totaling $1,087,490. As of December 31, 2018, the majority of these notes had been repaid or converted for common stock and the remaining principal balance was $212,329.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS, which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the EFA the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register up to 320,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018. Between August 8, 2018 and the effectiveness of the Form S-1 on October 10, 2018 the Company entered into convertible promissory notes payable totaling $658,750. As of December 31, 2018, the principal balance of these notes was $658,750.

As of December 31, 2018, convertible promissory notes payable were convertible for common stock at fixed prices ranging from $.005 to $.008 or at a discount to market price, as defined, of 50%.

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

Future Liquidity Requirements

During the year ending December 31, 2019, the Company expects to have an operational cash shortfall of approximately $1,000,000 to $1,500,000 depending on the timing, development, and advertising and marketing needs related to our future product rollouts. Our cash needs will be higher in the first half of 2019. In the second half of 2019, we expect our outside cash needs to lessen with a net operational positive cash flow in the fourth quarter of 2019. We expect our operational cash needs will be met by our current funding arrangements with GHS.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $702,555, an accumulated deficit of $35,018,351 as of December 31, 2018, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. In October 2018 the Company began sales of common stock to GHS under the SPA. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” as amended. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided. Payments received prior to shipment of goods are recorded as deferred revenue.

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

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2017	$5,072,579
Issued	4,017,623
Exercises/Conversions	$(5,276,018)
Change in fair value recognized in operations	$1,795,205
Balance, December 31, 2017	$5,609,389
Issued	$—
Exercises/Conversions	$(3,257,359)
Change in fair value recognized in operations	$(1,975,858)
Balance, December 31, 2018	$376,172

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Estimated dividends	None	None
Expected volatility	106%	114%
Risk free interest rate	2.41%	.84%
Expected term	.1 to 4.0 years	1 to 2.0 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the six months and year ended December 31, 2017 the Company recorded an impairment charge on the goodwill related to the acquisition of Rocky Mountain High Water Company in the amount of $59,163. As of December 31, 2018 and 2017, the goodwill related to this acquisition is fully impaired. No impairment charges were recorded during the year ended December 31, 2018.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 840), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In May 2018, the FASB issued ASU 2018-09, Compensation-Stock Compensation: Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. This update is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact that ASU 2018-09 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance is intended to reduce the complexity associated with issuers’ accounting for share-based payment transactions for acquiring goods and services. The ASU is effective for the Company beginning January 1, 2022. The Company is currently evaluating the impact that ASU 2018-07 will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2018-11 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements: Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact that ASU 2018-13 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Prager Metis, CPAs, LLC, Independent Registered Public Accounting Firm
F-2	Report of Paritz & Company, P.A., Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017
F-4	Consolidated Statements of Operations for the years ended December 31, 2018 and December 31, 2017, and the six months ended December 31, 2017 and December 31, 2016
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017, and the six months ended December 31, 2017 and December 31, 2016
F-6	Consolidated Statements of Shareholder’s Deficit for the years ended December 31, 2018 and December 31, 2017
F-7	Consolidated Statements of Shareholder’s Deficit for the six months ended December 31, 2017 and December 31, 2016
F-8	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocky Mountain High Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Mountain Brands, Inc. (the Company) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a shareholders’ deficit of $702,555, an accumulated deficit of $35,018,351 as of December 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocky Mountain High Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Mountain Brands, Inc. (the Company) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the six months ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the six months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a shareholders’ deficit, an accumulated deficit, and a working capital deficit as of December 31, 2017, and has generated operating losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2015.

Hackensack, New Jersey
April 2, 2018

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
CURRENT ASSETS

Cash	$613,686	$16,983
Accounts Receivable, net of allowance of $5,275 and $195,632, respectively	17,324	2,844
Inventory	146,722	82,312
Prepaid Expenses and Other Current Assets	388,074	634,722
TOTAL CURRENT ASSETS	1,165,806	736,861

Property and Equipment, net	34,280	35,681
Intangible Assets	148,647	—
Other Assets	26,245	29,093

TOTAL ASSETS	$1,374,978	$801,635

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$505,214	$750,807
Related Party Convertible Notes Payable, net of debt discount	—	174,456
Convertible Notes Payable, net of debt discount	666,596	677,698
Notes Payable	37,493	549,936
Redemption Value of Series C Preferred Stock	—	—
Accrued Interest	25,758	81,248
Deferred Revenue	466,300	—
Derivative Liability	376,172	5,609,389
TOTAL CURRENT LIABILITIES	2,077,533	7,843,534

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of December 31, 2018 and 1,000,000 shares issued and outstanding as of December 31, 2017	—	1,000
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common Stock - Par Value of $.001; 4,000,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 1,891,617,372 shares issued and outstanding as of December 31, 2018; 1,159,706,457 shares issued and outstanding as of December 31, 2017	1,891,617	1,159,706
Additional Paid-In Capital	32,424,179	23,459,809
Accumulated Deficit	(35,018,351)	(31,662,414)
TOTAL SHAREHOLDERS' DEFICIT	(702,555)	(7,041,899)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,374,978	$801,635

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

	Year Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2017	December 31, 2016
		(Unaudited)		(Unaudited)

Sales	$379,238	$141,289	$59,653	$320,338

Cost of Sales	385,673	132,216	79,933	98,639
Inventory Obsolescence	25,145	165,271	93,110	28,837

Gross Profit (Loss)	(31,580)	(156,198)	(113,390)	192,862

Operating Expenses
General and Administrative	3,689,175	6,465,861	2,567,486	1,853,089
Advertising and Marketing	833,933	882,765	118,191	749,059
Impairment Expense	—	59,163	59,163	—
Total Operating Expenses	4,523,108	7,407,789	2,744,840	2,602,148

Loss from Operations	(4,554,688)	(7,563,987)	(2,858,230)	(2,409,286)

Other (Income)/Expenses:
Interest Expense	1,275,693	2,700,221	2,054,438	398,648
(Gain) Loss on Extinguishment of Debt	191,138	(1,200,092)	(1,200,092)	—
(Gain) Loss on Change in Redemption Value of Series C Preferred Stock	—	(834,242)	—	—
(Gain) Loss on Lawsuit Judgment and Legal Settlement	(689,724)	—	—	—
(Gain) Loss on Change in Fair Value of Derivative Liability	(1,975,858)	3,413,465	1,795,205	332,759
Total Other (Income) Expenses	(1,198,751)	4,079,352	2,649,551	731,407

Loss Before Income Tax Provision	(3,355,937)	(11,643,339)	(5,507,781)	(3,140,693)

Income Tax Provision	—	—	—	—

Net Loss	$(3,355,937)	$(11,643,339)	$(5,507,781)	$(3,140,693)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	1,605,719,345	813,528,472	855,469,994	629,289,895

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

	Year Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2017	December 31, 2016
		(Unaudited)		(Unaudited)
Operating Activities:
Net Loss	$(3,355,937)	$(11,643,339)	$(5,507,781)	$(3,140,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	456,007	1,976,388	468,291	409,062
Stock-based payments to vendors	80,445	548,084	—	465,267
Warrants and options issued for services rendered	108,205	1,846,944	180,163	407,447
Non-cash interest expense	1,160,857	2,700,220	2,054,438	398,649
Fees and penalties on debt	120,251	729,929	729,929	—
Gain on change in redemption value of Series C Preferred Stock	—	(834,242)	—	—
Gain on lawsuit judgment and legal settlement	(689,724)	—	—	—
(Gain) Loss on change in fair value of derivative liability	(1,975,858)	3,413,465	1,795,205	332,759
(Gain) Loss on extinguishment of debt	191,138	(1,200,092)	(1,200,092)	—
Bad debt expense	1,536	246,520	61,554	—
Loss on disposal of equipment	—	15,912	—	43,221
Depreciation and amortization expense	34,423	25,211	13,116	18,691
Impairment expense	—	59,163	59,163	—
Inventory obsolescence	25,145	165,271	93,110	28,837
Changes in operating assets and liabilities:
Accounts receivable	(16,017)	13,064	(1,131)	(242,052)
Inventory	(89,556)	(29,312)	49,273	43,260
Prepaid expenses	(22,076)	(169,470)	3,966	164,928
Other assets	(12,765)	(7,569)	(11,000)	(3,431)
Accounts payable and accrued liabilities	(211,156)	194,531	375,462	284,253
Deferred revenue	466,300	—	—	—
NET CASH USED IN OPERATING ACTIVITIES	(3,728,782)	(1,949,322)	(836,334)	(789,802)

Investing Activities:
Investments in other assets	(31,220)	(4,252)	—	(39,774)
Cash acquired in business acquisition	15,612
Acquisition of property and equipment	(18,307)	(10,705)	(1,496)	(36,635)
Disposal of property and equipment	—	832	832	—
NET CASH USED IN INVESTING ACTIVITIES	(33,915)	(14,125)	(664)	(76,409)

Financing Activities:
Proceeds from issuance of convertible notes	877,500	590,000	220,000	330,000
Repayment of convertible notes	(172,932)	—	—	—
Proceeds from issuance of related party convertible notes	—	289,000	100,000	100,600
Repayment of related party convertible notes	—	(25,000)	—	—
Proceeds from issuance of notes payable	—	440,000	440,000	35,960
Repayment of notes payable	(14,672)	(11,831)	(6,194)	(4,193)
Proceeds from issuance of common stock	3,669,504	543,200	8,500	456,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,359,400	1,825,369	762,306	919,017

INCREASE (DECREASE) IN CASH	596,703	(138,078)	(74,692)	52,806

CASH - BEGINNING OF PERIOD	16,983	155,061	91,675	102,255

CASH - END OF PERIOD	$613,686	$16,983	$16,983	$155,061

Supplemental cash flow information:
Cash paid for interest	$56,742	$1,654	$740	$705
Cash paid for taxes	$—	$—	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$4,000,604	$3,056,572	$3,055,140	$188,023
Common stock issued for acquisition	$75,000	$—	$—	$—
Common stock issued as part of legal settlement	$—	$1,439,975	$1,439,975	$500,000
Debt and accrued interest converted for common stock	$499,053	$3,951,186	$3,889,083	$442,633
Derivative liability relieved upon conversion of related debt	$3,021,935	$5,310,518	$5,276,018	$318,125
Derivative liability incurred for debt discount	$—	$4,676,772	$4,017,622	$—
Beneficial conversion feature recognized as debt discount	$1,351,790	$—	$—	$212,771
Series C Preferred Stock redeemed for common stock	$—	$1,661,424	$1,661,424	$—

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statement of Shareholders' Deficit for the Year Ended December 31, 2018

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)
Balance - December 31, 2017	1,159,706,457	$1,159,706	1,000,000	$1,000	—	$—	—	$—	$23,459,809	$(31,662,414)	$(7,041,899)

Shares issued for cash	386,051,448	386,051							3,283,452		3,669,503

Shares issued for compensation	13,597,469	13,598							144,589		158,187

Shares issued for stock option exercises	29,096,402	29,096									29,096

Options issued for compensation	—	—							108,205		108,205

Shares issued upon conversion of convertible notes	289,370,558	289,370							3,731,895		4,021,265

Shares to vendors for services rendered	8,150,531	8,151							74,112		82,263

Shares issued for acquisition	7,462,688	7,463							67,537		75,000

Shares returned as part of lawsuit judgment and legal settlement	(1,818,181)	(1,818)	(1,000,000)	(1,000)							(2,818)

Beneficial conversion feature recognized on convertible notes payable	—	—							1,554,580		1,554,580

Net loss for the year ended December 31, 2018	—	—	—	—	—	—	—	—	—	(3,355,937)	(3,355,937)

Balance - December 31, 2018	1,891,617,372	$1,891,617	—	$—	—	$—	—	$—	$32,424,179	$(35,018,351)	$(702,555)

Rocky Mountain High Brands, Inc.

Consolidated Statement of Shareholders' Deficit for the Year Ended December 31, 2017

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)
Balance - December 31, 2016	735,080,314	$735,081	1,000,000	$1,000	—	$—	—	$—	$14,727,383	$(20,019,075)	$(4,555,611)

Shares issued for cash	24,682,293	24,682		—		—		—	518,518		543,200

Shares issued for compensation	700,550	701		—		—	789,474	789	29,570		31,060

Warrant exercise	1,500,000	1,500		—		—		—	33,000		34,500

Preferred shares converted to common shares	789,474	789					(789,474)	(789)	14,211		14,211

Shares issued upon conversion of convertible notes	323,331,050	323,330		—		—		—	3,872,003		4,195,333

Stock options issued to Board members and employees	—	—		—		—		—	1,642,127		1,642,127

Shares to vendors for services rendered	28,622,776	28,623		—		—		—	1,266,023		1,294,646

Shares issued as part of a legal settlement	45,000,000	45,000	—	—		—		—	1,356,975		1,401,975

Beneficial conversion feature recognized on convertible notes payable	—	—		—		—		—	—		—

Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	—	—	(11,643,339)	(11,643,339)

Balance - December 31, 2017	1,159,706,457	$1,159,706	1,000,000	$1,000	—	$—	—	$—	$23,459,809	$(31,662,414)	$(7,041,899)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statement of Shareholders' Deficit for the Six Months Ended December 31, 2017

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)

Balance - June 30, 2017	786,525,118	$786,525	1,000,000	$1,000	—	$—	—	$—	$18,062,830	$(26,154,633)	$(7,304,278)

Shares issued for cash	500,000	500							8,000		8,500

Shares issued for compensation							789,474	789	14,211		15,000

Preferred shares converted to common shares	789,474	789					(789,474)	(789)			—

Stock options issued to Board members and employees									179,116		179,116

Shares issued upon conversion of convertible notes	321,291,865	321,292							3,626,114		3,947,406

Stock options issued for services rendered	5,600,000	5,600							174,563		180,163

Shares issued as part of a legal settlement	45,000,000	45,000							1,394,975		1,439,975

Net loss for the six months ended December 31, 2017	—	—	—	—	—	—	—	—	—	(5,507,781)	(5,507,781)

Balance - December 31, 2017	1,159,706,457	$1,159,706	1,000,000	$1,000	—	$—	—	$—	$23,459,809	$(31,662,414)	$(7,041,899)

Rocky Mountain High Brands, Inc.

Consolidated Statement of Shareholders' Deficit for the Six Months Ended December 31, 2016

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)

Balance - June 30, 2016	537,989,764	$537,990	1,000,000	$1,000	—	$—	—	$—	$12,366,476	$(16,878,382)	$(3,972,916)

Shares issued for cash	41,485,294	41,485							415,165		456,650

Shares issued for compensation	11,933,557	11,934							399,330		411,264

Shares issued for services rendered	15,701,363	15,701							449,567		465,268

Shares issued upon conversion of convertible notes	75,761,502	75,762							112,261		188,023

Cashless warrant exercise	45,408,834	45,409							278,614		324,023

Shares issued as part of a legal settlement	6,800,000	6,800							493,199		499,999

Beneficial conversion feature on convertible related party notes payable									212,771		212,771

Net loss for the six months ended December 31, 2016	—	—	—	—	—	—	—	—	—	(3,140,693)	(3,140,693)

Balance - December 31, 2016	735,080,314	$735,081	1,000,000	$1,000	—	$—	—	$—	$14,727,383	$(20,019,075)	$(4,555,611)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – General

Rocky Mountain High Brands, Inc. (“RMHB” or the “Company”) is incorporated under the laws of the State of Nevada. On July 17, 2014, the Company changed its name from Republic of Texas Brands Incorporated to Totally Hemp Crazy, Inc and on October 23, 2014, the Company changed its name to Rocky Mountain High Brands, Inc.

RMHB currently operates through its parent company, three wholly-owned subsidiaries and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes.

RMHB is a lifestyle brand management company that markets primarily CBD and hemp-infused products to health-conscious consumers. Our products span various categories including beverage, food, fitness, and skin care. RMHB also markets a naturally high alkaline spring water and a water-based protein drink with caffeine and B vitamins. All products comply with federal regulations on hemp products and contain 0.0% tetrahydrocannabinol (THC), the psychoactive constituent of cannabis.

In March 2018, the Company launched the HEMPd brand with gummies, water soluble drops, capsules, tinctures, lotions, and salves. The Company introduced four flavors of CBD-infused waters in 12 oz. cans in November 2018.

In July 2018, the Company acquired the assets of BFIT Brands, LLC and formed a new subsidiary, FitWhey Brands Inc. FitWhey markets a line-up of five water-based protein drinks that include caffeine and B vitamins.

During 2017 and 2018, the Company continued to market its lineup of naturally flavored hemp-infused functional beverages, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots through the first half of 2018. The Company plans to introduce updated offerings of hemp seed extract-infused functional beverages in the second quarter of 2019 under the name of Rocky Mountain.

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

Inventories

Inventories, which consist of the Company’s finished products held for resale, raw materials, and packaging, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose of the product.

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

The change in the Level 3 financial instruments is as follows:

Balance, June 30, 2017	$5,072,579
Issued	4,017,623
Exercises/Conversions	$(5,276,018)
Change in fair value recognized in operations	$1,795,205
Balance, December 31, 2017	$5,609,389
Issued	$—
Exercises/Conversions	$(3,257,359)
Change in fair value recognized in operations	$(1,975,858)
Balance, December 31, 2018	$376,172

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Estimated dividends	None	None
Expected volatility	106%	165%
Risk free interest rate	2.41%	1.39%
Expected term	.1 to 4.0 years	1 to 4.8 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the six months and year ended December 31, 2017 the Company recorded an impairment charge on the goodwill related to the acquisition of Rocky Mountain High Water Company in the amount of $59,163. As of December 31, 2018 and 2017, the goodwill related to this acquisition is fully impaired. No impairment charges were recorded during the year ended December 31, 2018.

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

Revenue From Contracts with Customers

During the year ended December 31, 2017 the Company recognized revenue in accordance with ASC 605, “Revenue Recognition.” Revenue was considered realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the selling price to the customer is fixed or determinable, and (4) collectability of the revenue is reasonably assured.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The following table represents sales by sales channel for each of the periods:

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2017	December 31, 2016
Online	$254,316	$84,404	$40,646	$9,610
Distributor	78,853	32,551	5,753	310,728
Retailer	46,069	24,334	13,254	—
Total	$379,238	$141,289	$59,653	$320,338

All sales for all periods presented were to domestic customers.

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

The Company’s revenues accounted for under ASC 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

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

Segments

The Company has determined that it operates one reportable operating segment. This determination was made based on the management approach, as described in FASB ASC 280, “Reportable Segments.” The management approach is based on an entity’s internal organization and the information that the chief operating decision maker uses to make decisions about operating matters. It also takes into consideration the nature of products, production processes, types and classes of customers, distribution methods, the Company’s regulatory environment, and whether discrete financial information is available for reportable segments.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 840), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2019. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In May 2018, the FASB issued ASU 2018-09, Compensation-Stock Compensation: Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. This update is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact that ASU 2018-09 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance is intended to reduce the complexity associated with issuers’ accounting for share-based payment transactions for acquiring goods and services. The ASU is effective for the Company beginning January 1, 2022. The Company is currently evaluating the impact that ASU 2018-07 will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact that ASU 2018-11 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements: Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact that ASU 2018-13 will have on its consolidated financial statements.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $702,555, an accumulated deficit of $35,018,351 as of December 31, 2018, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. In October 2018 the Company began sales of common stock to GHS under the SPA. Management believes the SPA will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

As of December 31, 2018 and December 31, 2017, inventory consists of the following:

	December 31, 2018	December 31, 2017
Finished inventory	$84,730	$77,517
Raw materials and packaging	61,992	4,795
Total	$146,722	$82,312

NOTE 5 – Prepaid Expenses and Other Current Assets

As of December 31, 2018 and December 31, 2017, prepaid expenses and other current assets consists of the following:

	December 31, 2018	December 31, 2017
Prepaid officers’ compensation	$291,617	$445,149
Prepaid directors’ compensation	29,442	147,207
Prepaid marketing expenses	2,750	13,750
Other prepaid expenses and current assets	64,265	28,616
Total	$388,074	$634,722

NOTE 6 – Property and Equipment

As of December 31, 2018 and December 31, 2017, property and equipment consists of the following:

	December 31, 2018	December 31, 2017
Vehicles	$29,598	$29,598
Furniture and equipment	41,422	42,538
Personal computers	17,901	2,379
	88,921	74,515
Less: accumulated depreciation	54,641	38,834
Total	$34,280	$35,681

NOTE 7 – Acquisitions

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

FitWhey Brands Inc. (acquisition of the assets of BFIT Brands, LLC)

On July 25, 2018, the Company purchased the assets of BFIT Brands, LLC, an Arizona-based company. The acquired assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack. The Company paid $230,438 including common stock issued to the owners of BFIT of $75,000, forgiveness of a note receivable of $80,000 plus accrued interest of $438, and $75,000 to be paid to the owners of BFIT over time based on 5% of net sales of FitWhey products. No liabilities were assumed by the Company in the transaction.

The purchase price of the assets of BFIT Brands, LLC assets was preliminarily allocated as follows:

Purchase Price
Common stock issued	$75,000
Note payable and accrued interest forgiven	80,438
Earnout liability	75,000
Total	$230,438

Allocation
Cash	$15,612
Accounts receivable	5,763
Inventory	76,922
Software	31,000
Formulas	12,500
Trademark	2,500
Goodwill	86,141
Total	$230,438

The Company is obtaining an outside valuation of these assets.

The following represents the unaudited pro forma statement of operations of the Company for the year ended December 31, 2018 had FitWhey been acquired on January 1, 2018:

Year Ended December 31, 2018
Sales	$448,685
Cost of Sales	465,400
Inventory Obsolescence	25,145
Gross Loss	(41,860)
Operating Expenses	4,577,323
Loss From Operations	(4,619,183)
Other Expenses	535,142
Loss Before Income Tax Provision	(5,154,325)
Income Tax Provision	—
Net Loss	$(5,154,325)
Net Loss Per Common Share-Basic and Diluted	$(0.00)
Weighted Average Shares Outstanding	1,605,719,345

NOTE 8 – Accounts Payable and Accrued Liabilities

As of December 31, 2018 and December 31, 2017, accounts payable and accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$308,717	$373,882
Accrued compensation	25,500	215,026
Other accrued expenses	170,997	161,899
Total	$505,214	$750,807

NOTE 9 – Related Party Convertible Notes Payable

As of December 31, 2018 and December 31, 2017, the Company’s related party convertible notes payable consists of the following:

	Interest Rate	Term	December 31, 2018	December 31, 2017
Related party convertible notes payable	6%	—	$—	$179,000
Discount			—	(4,544)
Total			$—	$174,456

As of December 31, 2017, the related party convertible notes include two notes payable to LSW Holdings, LLC (“LSW”) in the amounts of $79,000 and $100,000. They are convertible to shares of the Company’s common stock at 50% of market price, as defined in the notes payable agreements. These notes were reclassified to Convertible Notes Payable during 2018 upon the termination of Lily Li, Executive Vice President, who is also the managing partner of LSW.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. For the years ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017, the Company recorded interest expense of $0, $0, $44,901 and $0, respectively, at the inception of the notes relating to the excess of derivative value over the face of the notes.

For the years ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017, the Company recorded interest expense on these notes, including amortization of the discount, of $3,499, $345,239, $262,613 and $160,089, respectively.

NOTE 10 – Convertible Notes Payable

As of December 31, 2018 and December 31, 2017, the Company’s convertible notes payable consists of the following:

	Interest Rates	Terms	Conversion Rates	December 31, 2018	December 31, 2017
GHS Investments, LLC (fixed conversion)	10%	.3-.6 years	$0.005	$871,079	$—
GHS Investments, LLC (variable conversion)	8%	—	(a)	—	182,545
LSW Holdings, LLC (variable conversion)	6%	—	(b)	179,000	—
Other convertible notes (fixed conversion)	6%-8%	—	0.02-0.024
Other convertible notes (variable conversion)	8%	—	(c)	—	844,450
Discount				(383,483)	(349,297)
Total				$666,596	$677,698

(a) 50% discount off the lowest trading price for the common stock during the 10 trading days prior to conversion ($0.003).

(b) 50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.008).

(c) 45% discount off the lowest trading price for the common stock during the 20 trading days prior to conversion ($0.003).

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. For the years ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017, $0, $1,446,168, $1,179,140 and $0, respectively, was recorded at the inception of the notes relating to the excess of derivative value over the face of the notes.

As of June 30, 2017, our former Chairman of the Board held two notes payable with principal amounts of $200,150 and $184,300. The $200,150 note, which was due on December 19, 2017, converts at 50% of the average of the 3 lowest bid prices of the common stock during the 10 days prior to the conversion. The $184,300 note, which was renewed through December 30, 2017, is convertible at $.01 with an anti-dilutive clause that becomes effective with any dilution of the Company’s common stock greater than 1% of the shares outstanding at the time of split. Both notes accrue interest at 6%. During the six months ended December 31, 2017, $384,450 of related party convertible notes payable were reclassified as convertible notes payable due to Mr. Grisaffi’s resignation. Both of Mr. Grisaffi’s convertible notes payable were voided by a District Court in Dallas, County Texas in 2018 and were derecognized in the financial statements.

For the years ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017, interest expense on these notes, including amortization of the discount, was $1,255,081, $1,140,238, $543,164, and $77,743, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 11 – Notes Payable

As of December 31, 2018 and December 31, 2017, the Company’s notes payable consists of the following:

	Interest Rates	Term	December 31, 2018	December 31, 2017
Notes payable	0% - 6%	.7 –.8 years	$37,493	$549,936

As of December 31, 2018, notes payable includes three notes: two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings and a three-year note executed on September 1, 2016 relating to the purchase of used office furniture and equipment from our landlord. The Company executed the note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. The term of the note is three years. As of December 31, 2018 and 2017 and June 30, 2017 the balance on this note was $7,493, $19,936 and $26,130, respectively.

On November 30, 2017 the Company amended two notes payable to GHS in the aggregate principal amount of $500,000. The notes, which were originally made on October 12 and November 2, 2017 and included conversion prices at 20% discount off market price, as defined in the agreements. The amendments removed the conversion features in the notes. Upon amendment, the Company recorded a loss on extinguishment of these notes of $15,256. As of December 31, 2017 the notes, which were previously included in convertible notes payable are included in notes payable. The notes were amended to become convertible notes in 2018 and as of December 31, 2018 are included in convertible notes payable.

For the years ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017, the Company recorded interest expense on these notes of $931, $1,407, $493 and $710, respectively.

NOTE 12 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company will have full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. The $466,300 is accounted for as Deferred Revenue as of December 31, 2018 as production and delivery of finished product had not yet been completed.

NOTE 13 – Shareholders’ Deficit

Common Stock

As of December 31, 2018, the Company has 4,000,000,000 shares of common stock authorized and 1,891,617,372 shares issued and outstanding.

On March 14, 2017 the Board of Directors and the holders of a majority of the voting capital stock of the Company increased the Company’s common stock authorization from 800,000,000 to 950,000,000 and on September 19, 2017 the authorization was increased to 4,000,000,000 shares.

During the year ended December 31, 2018 the Company issued 733,729,095 shares of common stock, including 289,370,558 for convertible notes payable conversions, 13,597,469 for director and employee compensation, 29,096,402 for option exercises, 8,150,531 for vendor services rendered, 7,462,688 for the FitWhey acquisition, and 386,051,447 for cash. In September 2018, the Company also cancelled 1,818,180 shares of common stock as part of a legal settlement.

During the year ended December 31, 2017 the Company issued 424,626,143 shares of common stock, including 323,331,050 for convertible notes payable conversions, 1,500,000 for warrant exercises, 30,112,800 for services rendered, 45,000,000 as part of a legal settlement, and 24,682,293 for cash.

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

On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 65,000,000.

On December 19, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 100,000,000.

Preferred Stock

As of December 31, 2018 the Company has 20,000,000 shares of Preferred Stock authorized and 12,789,474 designated through the various Series described below. The remaining 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated.

From July 11, 2014 to February 28, 2017, our former Chairman of the Board held all of the1,000,000 shares of the Company’s Series A Preferred Stock. He transferred these shares to LSW Holdings, LLC (“LSW”) on February 28, 2017. As of December 31, 2017, LSW held all of these shares.

On March 13, 2017, the Board of Directors approved a Certificate of Designation for our Series A Preferred Stock. This document revises and restates the rights, preferences and features of our Series A Preferred Stock, which consists of 1,000,000 shares, all of which are issued and outstanding. Holders of our Series A Preferred Stock were formerly entitled to cast 400 votes for every share held, and shares of Series A Preferred Stock were convertible to common stock at a rate of 100 shares of common stock for every share of Series A Preferred Stock. Following the filing of the Certificate of Designation, holders of Series A Preferred Stock were entitled to cast 1,200 votes for every share held, and shares of Series A Convertible Preferred Stock are convertible to common stock at a rate of 1,200 shares of common stock for every share of Series A Preferred Stock.

On July 5, 2017, the Company again amended the Certificate of Designation for our Series A Preferred Stock. The amendment changed the conversion ratio of our Series A Preferred Stock from 1,200 shares of common stock for every share of Series A Preferred stock to 100 shares of common stock for every share of Series A Preferred Stock. The amendment was approved by the Company’s Board of Directors and LSW, the holder of our Series A Preferred Stock.

On July 24, 2017, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series A Preferred Stock that changed the voting rights back to 400 votes from 1,200 for every share of Series A Preferred Stock.

On August 30, 2018 in the case entitled Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Jerry Grisaffi, et al, a judgment by the District Court in Dallas County, Texas voided the Series A Preferred Stock ab initio. The shares were cancelled on October 26, 2018 and as of December 31, 2018 are no longer issued and outstanding.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated and none outstanding as of December 31, 2018, December 31, 2017 and June 30, 2017.

Series C Preferred Stock

The Company amended its Articles of Incorporation as of November 13, 2015 to designate 2,000,000 shares of Series C Preferred Stock, which are 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible 50 shares of common stock.

On November 16, 2015, the holder of a convertible note aggregating $1,107,607 of principal and accrued interest, agreed to a dollar for dollar exchange for same number of Series C Preferred Stock shares. As of June 30, 2017, there were 1,107,607 shares of Series C Preferred shares outstanding and the related redemption value of these shares was classified as a current liability. On October 6, 2017, the Company and the holder reached a legal settlement whereby the Company agreed to an exchange of the Preferred C Stock back to the originating note payable in accordance with the terms of the Exchange Agreement. The holder then assigned the note to GHS in exchange for $1,000,000 consideration paid to him by GHS. As of December 31, 2018 and December 31, 2017, there are no Series C Preferred Stock shares outstanding. Interest expense recognized on these shares for the year ended December 31, 2017 and the six months ended December 31, 2017 and 2016 was $121,598, $43,506, $158,836, respectively.

Series D Preferred Stock

The Company amended its Articles of Incorporation as of March 21, 2016 to designate 2,000,000 shares of Series D Preferred Stock, a non-voting, non-interest bearing convertible preferred stock. Each Series C preferred share is convertible to 100 shares of common stock. As of December 31, 2018, December 31, 2017 and June 30, 2017, there are no Series D preferred shares outstanding.

Series E Preferred Stock

On September 19, 2017, the Board of Directors designated a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 2,000 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 1:1 basis. On the same day, the Board granted Michael Welch, Chairman of the Board 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 shares of common stock. As of December 31, 2018, December 31, 2017, there are no shares of Series E Preferred Stock outstanding.

Warrants

During the year ended December 31, 2018, the Company granted no common stock warrants and none were exercised or forfeited. As of December 31, 2018, there were 12,650,000 warrants outstanding. Exercise prices range from $.001 to $.02 per share.

During the year ended December 31, 2017, the Company granted 12,150,000 common stock warrants and none were exercised. As part of a legal settlement, 55,096,825 warrants were returned to the Company and cancelled on October 6, 2017. As of December 31, 2017 there were 650,000 warrants outstanding.

During the six months ended December 31, 2017, the Company granted 12,000,000 common stock warrants and none were exercised. As part of a legal settlement, 55,096,825 warrants were returned to the Company and cancelled on October 6, 2017.

During the six months ended December 31, 2016, the Company granted 9,037,500 common stock warrants and 38,026,204 were exercised.

Options

During the year ended December 31, 2018, the Company issued 13,566,768 options to purchase common stock. The options have an exercise price of $.003 and vested immediately. During the year ended December 31, 2018, 35,100,000 options were exercised and none were forfeited. As of December 31, 2018, there were 46,256,768 options outstanding. Exercise prices range from $.003 to $.045 per share.

During the year ended December 31, 2017, the Company issued 67,790,000 options to purchase common stock. The options have an exercise price ranging from $.003 to $.045 and vested immediately. During the year ended December 31, 2017, no options were exercised and none were forfeited. As of December 31, 2017, there were 67,790,000 options outstanding. Exercise prices range from $.001 to $.045 per share.

During the six months ended December 31, 2017, the Company issued 39,440,000 options to purchase common stock. The options have an exercise price ranging from $.001 and $.003 and vested immediately.

There were no options granted or outstanding during the six months ended December 31, 2016.

NOTE 14 - Concentrations

For the year ended December 31, 2018, the Company’s two largest customers represented 12% and 7% of sales. For the year ended December 31, 2017, the Company’s two largest customers represented 21% and 12% of sales. For the six months ended December 31, 2017, the Company’s two largest customers each represented 6% of sales. For the six months ended December 31, 2016, the Company’s two largest customers represented 75% and 1% of sales.

NOTE 15 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2018, the year ended December 31, 2017, and the six months ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
U.S federal statutory rate	(21%)	(34%)	(34%)	(34%)
State income tax, net of federal benefit	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Increase in valuation allowance	21%	34%	34%	34%
Income tax provision (benefit)	0.0%	0.0%	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2018 and December 31, 2017 consist of the following:

Deferred Tax Assets	December 31, 2018	December 31, 2017
Net Operating Losses	$3,990,000	$5,440,000
Less: Valuation Allowance	$(3,990,000)	$(5,440,000)
Deferred Tax Assets – Net	—	—

As of December 31, 2018, the Company has approximately $19,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 for the year and six months ended December 31, 2017 that is still fully valued against as of December 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2018 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

NOTE 16 – Commitments

Office Leases

The Company has a three-year lease for corporate office space. The lease commenced on September 1, 2016 with monthly payments of $7,715 in year one, $7,972 in year two, and $8,229 in year three. The lease is being accounted for on a straight-line basis over its term.

On January 18, 2018, WFLC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments are $91. The lease was renewed for another 12 months in January 2019. Monthly payments remained $91.

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

On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

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

Other Commitments

Under the terms of the agreement with the Poafpybitty Family, the Company is required to pay them the lesser of 3% of the sales of Rocky Mountain High Water Company or $30,000 per year.

NOTE 17 – Legal Proceedings

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C, now Lyonpride Music LLC v Rocky Mountain High Brands, Inc., Before the American Arbitration Association, 01-18-0003-1428.

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride is seeking monetary damages from the Company for breach of contract and the Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration as referenced above. The parties are conducting discovery.

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

The Company sought the return of our Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board, and common stock issued to certain other defendants or later obtained by certain other defendants for little or no consideration paid to the Company. The Company alleged, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself and common stock to himself and others. RMHB also sought to void the Indemnification and Release Agreement (“Indemnification”) between the Company and Grisaffi that was executed in June 2017.

Grisaffi filed a counterclaim against the Company seeking payment for two promissory notes allegedly owed to him, as well as relief under the Indemnification.  Those notes have been accounted for in the Company’s consolidated financial statements. Those counterclaim matters had been proactively addressed in the Company’s original suit, seeking to void the Indemnification and the two notes based on, among other things, fraud of Grisaffi.  Grisaffi had also filed a derivative suit within the main lawsuit. The Company filed a motion to dismiss the derivative suit and on August 3, 2018 the Trial Court entered an Order Dismissing Derivative Claims, dismissing the derivative suit with prejudice. That Order is final.

In June 2018 LSW Holdings, LLC (“LSW”) and Lily Li (“Li”) filed counterclaims against the Company, generally seeking an increase of voting rights of the Series A shares to 1200:1, a declaration that the Series A shares were validly issued to Grisaffi, challenging the authorized share increase of the Company, claiming securities fraud by the Company with respect to the Series A Shares purchased from Grisaffi and other common stock allegedly purchased by LSW and Li, as well as fraud, breach of contract and negligent misrepresentation by the Company. LSW seeks $10,000,000 in damages from the Company, for the $3,500,000 which was paid to Grisaffi for the Series A shares and for which LSW claims to be the responsibility of the Company to cover, and the remaining $6,500,000 for money allegedly spent by LSW in “developing a distribution system in China” and other alleged “investments” of Li and LSW in the Company. LSW and Li also sought exemplary damages.

On August 30, 2018, the Trial Court entered a final judgment and order in the Company’s favor and against Grisaffi. On August 29, 2018, after a show cause hearing, the Trial Court entered an order sanctioning Grisaffi for his repeated and unexcused refusals to make discovery in the case. As a sanction, the Trial Court struck Grisaffi’s pleadings in the case and, on August 30, 2018, entered a Default Judgment against him. Under the Trial Court’s Default Judgment:

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

a.    The 1,000,000 shares of Series A Preferred Stock issued to Grisaffi;

b.    The Convertible Promissory Note issued to Grisaffi in the principal amount of $184,300 dated April 1, 2016; and

c.     The Convertible Promissory Note issued to Grisaffi in the principal amount of $200,150 dated June 19, 2017.

3.	The Court declared that Grisaffi’s sale of the Series A Preferred Stock to LSW was made with actual intent to hinder, delay, or defraud creditors and was thus a fraudulent transfer under Texas law.

4.	The Court declared that the issuance of 10,000,000 shares of common stock to Li and the 11,000,000 shares of common stock issued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.

5.	The Court declared that an Indemnification was procured through fraud and breach of fiduciary duty and is therefore void and unenforceable.

6.	The Court ruled that Grisaffi shall take nothing by his counterclaims in the case.

Furthermore, the Court ruled that our continuing claims against the other defendants in the case were to be severed and docketed under a separate cause of action and case number. We have continued to pursue our claims against the other defendants in the below referenced case.

The judgment and order entered August 30, 2018 concludes our litigation in district court as against Grisaffi. On September 4, 2018, Mr. Grisaffi filed a Notice of Appeal in the case against him.

In The Court Of Appeals For The Fifth District Of Texas Dallas, Texas, Jerry Grisaffi, Appellant v. Rocky Mountain High Brands, Inc, f/k/a Republic of Texas Brands, Inc., Appellee, No. 05-18-01020-CV.

Grisaffi has filed an appeal of the Default Judgment, and submitted his brief on or about February 28, 2019. The Company is preparing its brief which is currently due April 1, 2019. Grisaffi did not appeal the Order Dismissing Derivative Claims. Grisaffi only seeks in his appeal to reverse in part the Default Judgment by striking the paragraph awarding monetary damages, leaving the remainder of the Default Judgment intact.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018. In this case, on October 26, 2018 the Court granted our Motion For Summary Judgment, per a Summary Judgment Order, against LSW, holding that all Series A Preferred Shares in RMHB, including the shares issued to Grisaffi and later sold by him to LSW evidenced by Stock Certificate N0. 604 issued by RMHB, to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated as of July 11, 2014, when the bankruptcy court signed the Order Confirming Debtor’s Amended Plan of Reorganization. The Series A Preferred Shares have no legal force or effect. The Court also granted a take nothing judgment against LSW on counterclaim Counts 1, 2 and 3. The Company’s transfer agent has cancelled the Series A Preferred Shares. Later, on November 26, 2018, the Court entered an Order of Sanctions against Li and LSW. In the Order of Sanctions, and in response to Li and LSW’s repeated refusals to make proper discovery in the case, the Court struck the pleadings of these parties and ruled that RMHB was entitled to take a default judgment against them.

On February 4, 2019, the Court entered its Default Judgment against Li and LSW. In the Default Judgment, the Court ruled as follows:

1.	The Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock or other instruments issued on the basis or authority of that Employment Agreement were also void ab initio and of no force and effect;

2.	The Series A Preferred Shares that RMHB issued to Grisaffi and later sold by Grisaffi to LSW were void ab initio and any potential rights or remedies thereunder were terminated on July 11, 2014 pursuant to the Order Confirming Debtor’s Amended Plan of Reorganization;

3.	Grisaffi’s issuance and transfer to himself of the 1,000,000 Series A Preferred Shares, and his subsequent transfer of those shares to LSW Holdings, were fraudulent transfers and are voided and set aside;

4.	Grisaffi breached his fiduciary duties to RMHB by, among other things: (i), purporting to sell the Series A Preferred Shares to LSW, (ii) causing the issuance of 11,000,000 shares of common stock to Epic Group One, LLC, and 10,000,000 shares of common stock to Li for no consideration, and (iii) causing the issuance of 113,688,625 shares to the Radcliffe Group at deeply discounted prices;

5.	LSW and Li knowingly participated in Grisaffi’s breaches of fiduciary duty and are therefore jointly and severally liable for all damages and equitable relief arising from such breaches;

6.	The issuance of 10,000,000 shares of common stock to Li was not authorized by the Board of Directors and was both void ab initio and a fraudulent conveyance;

7.	RMHB is entitled to recover all damages proximately resulting from the improper issuance of the 10,000,000 shares of common stock to Li;

8.	Li did not perform and materially breached her agreement to raise money for RMHB;

9.	The 10,000,000 shares of purported common stock issued to Li belongs to RMHB and Li has no further rights or remedies arising out of or related to the 10,000,000 shares;

10.	By virtue of their actions described above, Li and LSW have taken advantage of RMHB and have unjustly enriched themselves at Rocky Mountain High Brands’ expense, and RMHB is entitled to full restitution of all its losses and damages;

11.	LSW Holdings and Li engaged in a civil conspiracy with Grisaffi to commit the wrongs against RMHB described above, and RMHB is entitled to recover from them actual, consequential, and special damages resulting from such wrongs, including their knowing participation in Grisaffi’s breaches of fiduciary duty, breaches of contract, receipt of fraudulent conveyances, and unjust enrichments.

12.	The torts against RMHB committed by LSW Holdings and Li were aggravated by fraud and malice, and RMHB is therefore entitled to exemplary damages.

13.	LSW Holdings and Li shall take nothing by their counterclaims; and

14.	RMHB is entitled to court costs and reasonable attorneys’ fees from LSW Holdings and Li.

The amount of damages and attorneys’ fees to be awarded to RMHB and against LSW Holdings and Li will be determined in a trial currently scheduled for June 3, 2019. We are continuing to pursue our claims against the remaining defendants in the case, which will be adjudicated at trial, currently scheduled for June 3, 2019.

Rocky Mountain High Brands, Inc. v La Dolce Vita Trust and Christine Guthrie, In Her Capacity As Trustee, In The 382nd District Court of Rockwall County, Texas, Cause No. 1-18-1608.

This is a case whereby the Company is attempting to collect on the Default Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi.

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New Your, County of Ulster, Case No. 18-4416.

The Plaintiff sued the Company, seeking $21,000.00 in damages for breach of contract. The Company is contesting that claim in its entirety and has filed a counterclaim against the Plaintiff for an unspecified amount of damages. This case is new and the parties have not yet conducted any discovery.

NOTE 18 – Other Income/Expenses

Gain/Loss on Extinguishment of Debt

For the year ended December 31, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the settlement of convertible notes payable. During the year ended and six months ended December 31, 2017, the Company recorded a net gain on extinguishment of debt of $1,200,092 related to the settlement of convertible notes payable. There was no gain or loss on the extinguishment of debt during the six months ended December 31, 2016.

Gain on Change in Redemption Value of Series C Preferred Stock

During the year ended December 31, 2017, the Company recorded a gain of $834,242 on the change in redemption value of Series C Preferred Stock related to the valuation of these shares. There was no change in redemption value for the year ended December 31, 2018 as the Series C Preferred Stock was cancelled in October 2017 as part of a legal settlement with the holder. There was no change in redemption value for six months ended December 31, 2016.

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

In November 2018, the Company recorded a gain related to the lawsuit judgment the Company received against LSW in the amount of $1,000 related to a court order to void the Series A Preferred Stock initially issued to the Company’s former Chairman of the Board and later purchased by LSW. The $1,000 gain represents the par value of the 1,000,000 shares cancelled.

NOTE 19 – Subsequent Events

Between January 1 and April 12, 2019 the Company issued 191,774,799 shares of common stock, including 35,000,000 for convertible notes payable conversions, 508,062 for employee compensation, and 156,266,737 for cash.

Holders of convertible notes payable converted $155,981 of outstanding principal between January 1, 2019 and April 12, 2019.

On January 31, 2019 43,715,482 options were forfeited by former members of the Board of Directors. On February 28, 2019, 851,286 options were forfeited by former consultants.

On March 19, 2019, the Board of Directors authorized a reverse split of the Company’s common stock on a one-for-twenty basis. Upon effectiveness, the Company’s authorized common stock will decrease from 4,000,000,000 to 200,000,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the year ended December 31, 2018.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of March 29, 2019, the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Michael Welch	65	Chairman of the Board, President and Chief Executive Officer

Jens Mielke	52	Chief Financial Officer

David Seeberger	63	Director and Vice President, Legal

Charles Smith	62	Director and Chief Operating Officer

Winton Morrison	80	Director

Dean Blythe	60	Director

The business background and certain other information about our directors and executive officers is set forth below:

MICHAEL WELCH – CHAIRMAN OF THE BOARD, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Michael Welch joined the Company in January 2016 as Chief Financial Officer. He was appointed President and Chief Executive Officer in February 2016. In September 2017 Mr. Welch was appointed Chairman of the Board of Directors. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors.

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

JENS MIELKE – CHIEF FINANCIAL OFFICER

Jens Mielke joined the Company in August 2016 as Chief Financial Officer.

Mr. Mielke has over 29 years’ experience in accounting and finance leadership positions. Prior to joining RMHB, Mr. Mielke was National Partner, Technical Accounting for Aventine Hill Partners, a Texas-based professional services firm. He founded and led that firm’s Technical Accounting Group where he provided technical accounting and finance services to public and private clients. Prior to Aventine Hill, Mr. Mielke was Chief Financial Officer for a high-growth, publicly-traded retailer, but spent the majority of his career at Deloitte where he was audit partner in the firm’s Dallas office. He also previously served as senior financial analyst at PepsiCo’s corporate headquarters in Purchase, NY. His experience includes working with public and private companies in strategic management, accounting, financial reporting, Sarbanes-Oxley compliance, investor relations, initial and secondary public offerings, mergers, acquisitions and divestitures, process improvement and systems implementations.

Mr. Mielke received his Master and Bachelor of Business Administration degrees from Southern Methodist University.

DAVID SEEBERGER – DIRECTOR AND VICE PRESIDENT, LEGAL

David Seeberger joined the Company in March 2016 as Vice President, Legal. In September 2017 Mr. Seeberger was appointed to the Board of Directors. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors.

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

CHARLES SMITH – DIRECTOR, CHIEF OPERATING OFFICER, AND PRESIDENT OF EAGLE SPIRIT LAND AND WATER COMPANY

Charles (Chuck) Smith joined the Company in February 2016 as a Director and Chief Operating Officer. In November 2016, Mr. Smith was also appointed President of Eagle Spirit Land & Water Company. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors.

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

Mr. Smith graduated with honors from University of Texas at Dallas with a Bachelor's Degree in Economics and Finance. He has been an active participant in real estate investment opportunities for over 35 years.

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

DEAN BLYTHE – INDEPENDENT DIRECTOR

Dean Blythe joined the Company in March 2018 as a Director. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors.

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

Committees of the Board

On February 5, 2019, the Board of Directors formed three committees of the Board of Directors: Executive Committee, Litigation Committee, and the Nominations Committee. Michael Welch, Charles Smith, David Seeberger, and Dean Blythe are members of each of these committees. Until further determination by the Board, the full Board of Directors will continue to undertake the duties of the Audit Committee and Compensation Committee. Prior to this meeting, there were no committees of the Board of Directors.

Nominating Committee

On February 5, 2019 our Board of Directors formed a nominating committee with Michael Welch, Charles Smith, David Seeberger, and Dean Blythe as members. Currently, no written charter governs the director nomination process. When evaluating director nominees, our directors consider the following factors:

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

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

Advisory Board to the Board of Directors

In March 2018 the Board of Directors formed an informal Advisory Board consisting of non-employee members who provide advice to the Board of Directors. The Advisory Board was dissolved on October 31, 2018.

Code of Conduct

In August 2017 the Company adopted a Code of Conduct for all directors, officers, employees, and contractors.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch, President and CEO (1)	2018	$146,192	$—	$108,801	$—	$—	$—	$—	$254,993
	2017	93,143	—	27,004	—	—	—	—	$100,643
Jens Mielke, Chief Financial Officer (2)	2018	136,446	—	94,334	—	—	—	—	$230,780
	2017	72,077	—	23,861	—	—	—	—	$95,938
Charles Smith, Chief Operating Officer (3)	2018	104,769	—	68,557	—	—	—	—	$173,326
	2017	30,000	—	18,083	—	—	—	—	$48,083
David Seeberger, Vice Presidentand General Counsel (4)	2018	116,954	—	125,202	—	—	—	—	$242,156
	2017	81,368	—	9,172	—	—	—	—	$90,540
Lily Li, Former Executive Vice President (5)	2018	—	—	—	—	—	—	—	$—
	2017	—	—	575,000	—	—	—	—	$—
John Blackington, Former Chief Commercialization Officer (6)	2018	119,539	—	59,834	—	—	—	—	$179,373
	2017	—	—	—	—	—	—	—	$—

Narrative Disclosure to the Summary Compensation Table

1.	Michael Welch was employed as a 1099 contractor in December 2015 and received compensation of $10,000. Mr. Welch initially joined the Company as Chief Financial Officer on January 1, 2016 at a salary of $120,000 per year and also became President and Chief Executive Officer on March 1, 2016 and also served as Chief Financial Officer until August 22, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 which were exercised on July 25, 2016 for 10,434,419 shares of common stock. On February 25, 2017, Mr. Welch agreed to take 60% of his base salary in shares of common stock. On September 19, 2017 Mr. Welch was granted 789,474 shares of Series E Preferred Stock in lieu of cash compensation. On November 1, 2017 Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 common shares. Mr. Welch was granted 755,000 shares of common stock as compensation on December 7, 2017. On December 19, 2017, Mr. Welch was awarded 7,000,000 stock options. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors.

2.	Jens Mielke joined the Company as Chief Financial Officer on August 22, 2016 at a salary of $120,000 per year. At that time, Mr. Mielke agreed to take 50% of his base salary in shares of common stock. Prior to joining the Company as an officer in August 2016, Mr. Mielke earned $1,892 as a non-employee consultant in July and August 2016. During the fiscal year ended June 30, 2017, Mr. Mielke was granted an additional 700,000 shares of common stock as compensation. On October 1, 2017 the Board of Directors changed Mr. Mielke’s annual base salary to $140,000 and changed the cash portion of Mr. Mielke’s compensation to 80%. On December 19, 2017, Mr. Mielke was awarded 5,000,000 stock options. On February 1, 2018, the Company entered into a three-year employment agreement with Mr. Mielke. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors. In March 2018, Mr. Mielke’s base compensation was changed to 100% cash.

3.	Charles (Chuck) Smith is a member of the Board of Directors, and is Chief Operating Officer. He agreed to forego a salary until the Company was fully-funded. On October 1, 2017, Mr. Smith began accruing an annual base salary of $120,000. On Mr. Smith was awarded 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on February 28, 2016 for his service on the Board of Directors. His options were exercised on July 29, 2016 for 7,216,500 shares of common stock, which is included in the Director Compensation Table. During fiscal year ended June 30, 2017, Mr. Smith was granted 2,500,000 shares of common stock as compensation. On December 19, 2017 Mr. Smith was awarded 3,500,000 stock options. On February 1, 2018, the Company entered into a three-year employment agreement with Mr. Smith. The agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

4.	David Seeberger’s contract specifies that he receive compensation at the rate of $120,000 per year once the Company is fully-funded and Mr. Seeberger was awarded 2,000,000 shares of the Company’s common stock on August 21, 2014 valued at $33,200 at the time of issuance. Since the Company has not yet received fully-funded status, he was paid $62,915 in fiscal year 2016 as a 1099 contractor. The Company added Mr. Seeberger to its payroll as of March 1, 2016 at a salary of $120,000 per year. In addition, Mr. Seeberger received 6,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016, which were exercised on July 29, 2016 for 6,282,771 shares of common stock. On February 25, 2017, Mr. Seeberger agreed to take 50% of his base salary in shares of common stock. During the fiscal year ended June 30, 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation. On December 19, 2017 Mr. Seeberger was awarded 8,000,000 stock options. This included 2,000,000 options available to Mr. Seeberger under his original employment agreement dated July 2, 2014. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

5.	Lily Li was appointed Executive Vice President on December 20, 2016. She agreed to forego a salary, but received compensation via common stock grants. In December 2016, Ms. Li exercised 5,000,000 warrants that had been granted to her prior to her employment with the Company. In February 2017 Ms. Li was granted 10,000,000 shares of common stock as compensation.

6.	John Blackington was employed by the Company beginning February 1, 2018. From November 1, 2017 until January 31, 2018, Mr. Blackington was a non-employee contractor to the Company and accrued $6,000 per month for his services. On December 19, 2017 Mr. Blackington was awarded 7,000,000 stock options. On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement included base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

Outstanding Equity Awards at December 31, 2018

As of December 31, 2018, there were no unexercised options, unexercised warrants, stock that has not vested, and equity incentive plan awards for any executive officer.

Compensation of Directors Table

The table below summarizes all compensation paid to our Directors during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch (1)	$—	$—	$36,166	$—	$—	$—	$—
Charles Smith (2)	—	—	18,083	—	—	—	$—
David Seeberger (3)	—	—	42,980	—	—	—	$—
Winton Morrison(4)	—	1,932	—	—	—	—	$1,932
Dean Blythe (5)	25,000	22,888	—	—	—	—	$47,888
Gerry David (6)	24,000	—	56,000	—	—	—	$80,000
Kevin Harrington (6)	24,000	—	56,000	—	—	—	$80,000

Narrative Disclosure to the Director Compensation Table

(1)	Michael Welch joined the Board of Directors as Chairman on September 11, 2017. His compensation as President and CEO is included in the Summary Compensation Table.
(2)	Charles Smith joined the Board of Directors in February 2016. His compensation as Chief Operating Officer is included in the Summary Compensation Table.
(3)	David Seeberger joined the Board of Directors on September 11, 2017. His compensation as Vice President and General Counsel is included in the Summary Compensation Table.
(4)	Winton Morrison joined the Board of Directors in February 2016. Mr. Morrison receives $500 per month as a fee for his Board service, but has deferred payment. On February 9, 2018, Mr. Morrison was awarded 166,667 shares of common stock.
(5)	Dean Blythe joined the Board of Directors on March 19, 2018. He is paid Board fees of $5,000 per quarter and was paid $10,000 to Chair an Independent Committee of the Board. On April 2, 2018, Mr. Blythe was awarded 2,000,000 shares of common stock.
(6)	Gerry David and Kevin Harrington joined the Board of Directors on May 11, 2019 and left the Board on September 11, 2017. Subsequent to their Board service, they provided consulting services to the Company and were compensated with cash and options to purchase the Company’s common stock. Their contracts were terminated on October 31, 2018. All stocks options awards to Messrs. David and Harrington were forfeited by them on January 31, 2019. This table only reflects compensation paid to them during their tenure on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2019, the beneficial ownership of the Company’s capital stock by each Executive Officer and Director, by each person known to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,083,392,171 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class(2)	Percent of Voting Power (3)
Current Executive Officers & Directors:
Common Stock	Michael R. Welch 10626 Cox Lane Dallas, TX 75229	26,836,071	1.29%	1.29%
Common Stock	Jens R. Mielke 4403 Vandelia St. Dallas, TX 75219	9,743,153	0.47%	0.47%
Common Stock	Charles Smith 479 Medina Dr. Highland Village, TX 75077	18,042,839	0.87%	0.87%
Common Stock	David M. Seeberger 1252 N. Selva Dallas, TX 75218	25,261,241	1.21%	1.21%
Common Stock	Dean Blythe 11059 Windjammer Dr. Frisco, TX 75034	2,000,000	0.10%	0.10%
Common Stock	Winton Morrison 277 Driftwood Rd., SE St. Petersburg, FL 33705	13,295,667.63%		0.63%
Common Stock Total of All Current Directors and Officers:		95,178,971	4.57%	4.57%

More than 5% Beneficial Owners
None		—	—	—

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

(2) Based on 2,083,392,171 shares of common stock issued and outstanding as of April 10, 2019.

(3) Based on a total of 2,083,392,171 possible votes consisting of shares of common stock issued and outstanding as of April 10, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there have been no transactions or presently proposed transactions since our incorporation to which we have been a participant in which: (1) the amount involved exceeded or will exceed the lesser of: (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and (2) any of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect:

1.	In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President and General Counsel. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

2.	In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016. During fiscal year 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors. In 2018, the Company advanced Mr. Welch $21,500 to pay OTC Markets and Hemp Roundtable membership fees on behalf of the Company.

3.	On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

4.	On February 1, 2018, the Company entered into a three-year employment agreement with Jens Mielke, Chief Financial Officer. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors.

5.	On February 1, 2018, the Company entered into a three-year employment agreement with Charles Smith, Chief Operating Officer. The agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors.

6.	As of December 31, 2017 and June 30, 2017 the Company had two notes payable to our former Chairman of the Board and shareholder Jerry Grisaffi in the aggregate amount of $384,450. Accrued interest on these notes as of December 31, 2017 and June 30, 2017 was $23,118 and $11,420, respectively. One note in the amount of $184,300 relates to Mr. Grisaffi’s deferred compensation in fiscal years 2015 and 2016. The other note in the amount of $200,150 relates to advances Mr. Grisaffi made to the Company. Both notes bear interest at 6% and are convertible to common stock at prices ranging from $.01 to 50% of market. Both notes were voided ab initio by a court in August 2018 and extinguished from the financial statements.

7.	In June 2017, Mr. Grisaffi resigned from the Board of Directors. In connection with his resignation, the Company and Mr. Grisaffi entered into an Indemnification and Release Agreement whereby both parties agreed to mutually release each other from the terms of Mr. Grisaffi’s employment agreement. The Company is seeking to void the Indemnification and Release Agreement.

8.	On May 19, 2017 the Company made a convertible promissory note to LSW Holdings, LLC (“LSW”). Lily Li, was then our Executive Vice President and is Managing Member of LSW. The principal amount of the note is $79,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. On July 11, 2017 the Company made another convertible promissory note to LSW. The principal amount of the note is $100,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. Ms. Li was terminated from her position on April 5, 2018. The notes are the subject of a lawsuit brought by the Company against Ms. Li and LSW.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we have two independent directors: Dean Blythe and Winton Morrison.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the years ended December 31, 2018 and 2017 by the Company’s independent registered public accounting firm, Prager Metis, CPAs, LLC (which acquired Paritz & Company, P.A. in 2018), in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2018	$44,000	$—	$—	$—
December 31, 2017	$29,000	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits:

3.1	Articles of Incorporation, as Amended (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

3.2	By-laws, as Amended (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

3.3	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed March 22, 2019)

10.1	Employment Agreement with Michael Welch (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.2	Employment Agreement with Jens Mielke (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.3	Employment Agreement with David M. Seeberger (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.4	Employment Agreement with Charles Smith (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.5	Rocky Mountain High Brands, Inc. 2017 Incentive Plan (Incorporated by reference to Current Report on Form 8-K filed April 3, 2017)

10.6	Service Agreement for offices at 9101 LBJ Freeway, Suite 200, Dallas, TX (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

10.7	Distributorship Agreement with Vega Bros. Sales and Distribution, LLC (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

10.8	Water Purchase Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.9	Operating and Management Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.10	Membership Interest Purchase Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.11	First Amended Operating and Management Agreement of Rocky Mountain High Water Company, LLC (Incorporated by reference to Annual Report on Form 10-K filed October 11, 2017)

10.12	LyonPride Music Sponsorship/Promo/Marketing Agreement with Rocky Mountain High Brands, Inc. (Incorporated by reference to Annual Report on Form 10-K filed October 11, 2017)

10.13	LSW Holdings, LLC Convertible Promissory Note dated May 19, 2017 (Incorporated by reference to Registration Statement on Form S-1 filed July 6, 2018)

10.14	LSW Holdings, LLC Convertible Promissory Note dated July 11, 2017 (Incorporated by reference to Annual Report on Form 10-K filed October 11, 2017)

10.15	Secured Promissory Note with GHS Investments, LLC ($212,328,77 – Exchange for Note issued 11/2/17) (Incorporated by reference to Current Report on Form 8-K filed July 2, 2018)

10.16	Securities Purchase Agreement with GHS Investments, LLC, dated June 27, 2018 (Incorporated by reference to Current Report on Form 8-K filed July 2, 2018)

10.17	Registration Rights Agreement with GHS Investments, LLC, dated June 27, 2018 (Incorporated by reference to Current Report on Form 8-K filed July 2, 2018)

10.18	Agreement with KeHE Distributors, LLC (Incorporated by reference to Registration Statement on Form S-1 filed July 6, 2018)

10.19	Master Services Agreement with Tandem Theory, LLC (Incorporated by reference to Registration Statement on Form S-1 filed July 6, 2018)

10.20	Consulting Agreement with Giovanni Gallucci (Incorporated by reference to Registration Statement on Form S-1 filed July 6, 2018)

10.21	Asset Purchase Agreement with BFIT Brands, LLC (Incorporated by reference to Current Report on Form 8-K filed July 27, 2018)

10.22	Non-competition Agreement with members of BFIT Brands, LLC (Incorporated by reference to Current Report on Form 8-K filed July 27, 2018)

10.23	Employment Agreement with Erik Rothchild (Incorporated by reference to Current Report on Form 8-K filed July 27, 2018)

10.24	Secured Promissory Note with GHS Investments, LLC ($157,500, issued 7/24/18) (Incorporated by reference to Registration Statement on Form S-1/A filed August 8, 2018)

10.25	Secured Promissory Note with GHS Investments, LLC ($157,500 issued 8/9/18) (Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2018)

10.26	Secured Promissory Note with GHS Investments, LLC ($105,000 issued 8/30/18) (Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2018)

10.27	Addenda to Secured Promissory Notes (Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2018)

10.28	Secured Promissory Note with GHS Investments, LLC ($131,250 issued 9/14/18) (Incorporated by reference to Registration Statement on Form S-1/A filed October 9, 2018)

10.29	Secured Promissory Note with GHS Investments, LLC ($55,000 issued 9/28/18) (Incorporated by reference to Registration Statement on Form S-1/A filed October 9, 2018)

10.30	Co-Packing Agreement with Optimus Fulfill, LLC (Incorporated by reference to Current Report on Form 8-K filed January 25, 2019)

10.31	Second Addendum to Master Manufacturer Agreement (Incorporated by reference to Current Report on Form 8-K filed January 25, 2019)

10.32	Beverage Manufacture and Supply Agreement with Texas Wellness Center, LLC (Incorporated by reference to Current Report on Form 8-K filed February 26, 2019)

10.33	Secured Promissory Note with GHS Investments, LLC ($52,500 issued 10/12/18)*

10.34	Consulting Service Agreement with Mihok & Associates, Inc.*

10.35	Consulting Agreement with E & E Communications*

14.1	Code of Conduct (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

14.2	Insider Trading Policy (Incorporated by reference to Current Report on Form 8-K filed October 12, 2017)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

101	Interactive Data Files#

* Filed herewith

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
April 15, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Michael Welch
Michael Welch
Chairman of the Board of Directors,

President and Chief Executive Officer
April 15, 2019

By: /s/ Jens Mielke
Jens Mielke
Chief Financial Officer and Principal Accounting Officer
April 15, 2019

By: /s/ David Seeberger
David Seeberger
Director and Vice President and General Counsel
April 15, 2019

By: /s/ Charles Smith
Charles Smith
Director and Chief Operating Officer
April 15, 2019

By: /s/ Dean Blythe
Dean Blythe
Director
April 15, 2019

