Form 10-Q
period 2019-03-31
Rocky Mountain High Brands, Inc.
filed 2019-05-20
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,598,650 common shares as of May 17, 2019.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2019 and 2018 (unaudited);
F-5	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
CURRENT ASSETS

Cash	$277,455	$613,686
Accounts Receivable, net of allowance of $2,544 and $5,275, respectively	9,909	17,324
Inventory	439,066	146,722
Prepaid Expenses and Other Current Assets	449,017	388,074
TOTAL CURRENT ASSETS	1,175,447	1,165,806

Property and Equipment, net	30,119	34,280
Intangible Assets	141,899	148,647
Other Assets	16,767	26,245

TOTAL ASSETS	$1,364,232	$1,374,978

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$631,595	$505,214
Convertible Notes Payable, net of debt discount	760,346	666,596
Notes Payable	34,346	37,493
Accrued Interest	43,164	25,758
Deferred Revenue	466,300	466,300
Derivative Liability	201,907	376,172
TOTAL CURRENT LIABILITIES	2,137,658	2,077,533

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common Stock - Par Value of $.001; 200,000,000 shares authorized; 104,169,609 shares issued and outstanding as of March 31, 2019; 94,580,869 shares issued and outstanding as of December 31, 2018	104,170	94,581
Additional Paid-In Capital	35,404,015	34,221,215
Accumulated Deficit	(36,281,611)	(35,018,351)
TOTAL SHAREHOLDERS' DEFICIT	(773,426)	(702,555)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,364,232	$1,374,978

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales	$76,429	$50,909

Cost of Sales	75,730	66,990

Gross Profit (Loss)	699	(16,081)

Operating Expenses
General and Administrative	956,640	1,080,518
Advertising and Marketing	209,390	69,822
Total Operating Expenses	1,166,030	1,150,340

Loss from Operations	(1,165,331)	(1,166,421)

Other (Income)/Expenses:
Interest Expense	293,386	2,817,128
(Gain) Loss on Extinguishment of Debt	—	196,500
(Gain) Loss on Change in Fair Value of Derivative Liability	(195,457)	(1,847,985)
Total Other (Income) Expenses	97,929	1,165,643)

Loss Before Income Tax Provision	(1,263,260)	(2,332,064)

Income Tax Provision	—	—

Net Loss	$(1,263,260)	$(2,332,064)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Shares Outstanding	99,757,126	68,366,399

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Operating Activities:
Net Loss	$(1,263,260)	$(2,332,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	71,826	224,090
Stock-based payments to vendors	—	61,500
Non-cash interest expense	303,691	2,762,497
Fees and penalties on debt	—	120,251
Gain on change in fair value of derivative liability	(195,457)	(1,847,985)
Loss on extinguishment of debt	—	196,500
Bad debt expense	49	2,489
Depreciation and amortization expense	10,909	4,681
Changes in operating assets and liabilities:
Accounts receivable	7,366	(7,448)
Inventory	(292,344)	11,152
Prepaid expenses and other current assets	(128,767)	27,296
Other assets	9,478	7,500
Accounts payable and accrued liabilities	126,379	(228,252)
NET CASH USED IN OPERATING ACTIVITIES	(1,350,130)	(997,793)

Investing Activities:
Investments in other assets	—	(31,220)
Acquisition of property and equipment	—	(1,050)
NET CASH USED IN INVESTING ACTIVITIES	—	(32,270)

Financing Activities:
Proceeds from issuance of convertible notes	—	300,000
Repayment of convertible notes	—	(172,932)
Repayment of notes payable	(3,147)	(3,042)
Proceeds from issuance of common stock	1,017,046	1,470,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,013,899	1,594,026

INCREASE (DECREASE) IN CASH	(336,231)	563,963

CASH - BEGINNING OF PERIOD	613,686	16,983

CASH - END OF PERIOD	$277,455	$580,946

Supplemental cash flow information:
Cash paid for interest	$10,305	$54,631
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$171,342	$3,371,994
Debt and accrued interest converted for common stock	$156,876	$444,918
Derivative liability relieved upon conversion of related debt	$—	$2,941,860
Beneficial conversion feature recognized as debt discount	$—	$3,328,740

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2019

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	$(702,555)

Shares issued for cash	7,813,337	7,813							1,009,233		1,017,046

Shares issued for compensation	25,403	25							3,976		4,001

Shares issued upon conversion of convertible notes	1,750,000	1,750							169,592		171,342

Net loss for the quarter ended March 31, 2019	—	—	—	—	—	—	—	—	—	(1,263,260)	(1,263,260)

Balance - March 31, 2019	104,169,609	$104,170	—	$—	—	$—	—	$—	$35,404,015	$(36,281,611)	$(773,426)

 Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2018

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)

Balance - December 31, 2017	1,159,706,457	$1,159,706	1,000,000	$1,000	—	$—	—	$—	$23,459,809	$(31,662,414)	$(7,041,899)

Shares issued for cash	135,149,014	135,149							1,334,851		1,470,001

Shares issued for compensation	39,693,807	39,694							116,571		156,265

Shares issued upon conversion of convertible notes	168,805,244	168,805							3,203,189		3,371,994

Shares to vendors for services rendered	5,925,423	5,925							55,575		61,500

Beneficial conversion feature recognized on convertible notes payable	—	—							3,328,740		3,328,740

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	(2,332,064)	(2,332,064)

Balance - March 31, 2018	1,509,279,945	$1,509,280	1,000,000	$1,000	—	$—	—	$—	$31,498,734	$(33,994,478)	$(985,464)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

The following table represents sales by sales channel for each of the periods:

	Three Months Ended
	March 31, 2019	March 31, 2018
Online	$60,960	$26,982
Distributor	1,421	18,836
Retailer	14,048	5,091
Total	$76,429	$50,909

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2018	$376,172
Issued during the three months ended March 31, 2019	$21,192
Exercises/Conversions	$—
Change in fair value recognized in operations	$(195,457)
Balance, March 31, 2019	$201,907

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2019:

Estimated Dividends	None
Expected Volatility	66.7%
Risk Free Interest Rate	2.396%
Expected term	.1 to 3.75 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) Topic 840 Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for calendar year-end public companies on January 1, 2019. The Company’s status as an emerging growth company allows it to defer the adoption of this standard by one year and the Company has elected to do so. The Company plans to adopt this new standard on January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended March 31, 2019 and 2018.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $773,426 and an accumulated deficit of $36,281,611 as of March 31, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 16,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018 and the Company sold all the available shares under the SPA. On May 15, 2019, the Company filed a registration statement for 30,000,000 shares to be purchased by GHS. Management believes the SPA, along with bridge financing from GHS, will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

Inventory consists of the following:

	March 31, 2019	December 31, 2018
Finished inventory	$64,367	$84,730
Raw materials and packaging	374,699	61,992
Total	$439,066	$146,722

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid officers’ compensation	$253,233	$291,617
Prepaid directors’ compensation	—	29,442
Prepaid production	156,000	_____--
Other prepaid expenses and current assets	39,784	67,015
Total	$449,017	$388,074

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Vehicles	$29,598	$29,598
Furniture and equipment	45,322	41,422
Personal computers	17,901	17,901
	92,821	88,921
Less: accumulated depreciation	62,702	54,641
Total	$30,119	$34,280

For the three months ended March 31, 2019 and 2018, depreciation expense was $4,161 and $4,681, respectively.

NOTE 7 – Acquisition

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

The following represents the unaudited pro forma statement of operations of the Company for the three months ended March 31, 2018 had FitWhey been acquired on January 1, 2018:

Sales	$89,018
Cost of Sales	129,171
Gross Loss	(40,453)
Operating Expenses	1,158,299
Loss From Operations	(1,198,452)
Other Expenses	1,165,643
Loss Before Income Tax Provision	(2,364,095)
Income Tax Provision	—
Net Loss	$(2,364,095)
Net Loss Per Common Share-Basic and Diluted	$(0.03)
Weighted Average Shares Outstanding	68,366,399

NOTE 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$440,502	$308,717
Accrued compensation	27,000	25,500
Other accrued expenses	164,093	170,997
Total	$631,595	$505,214

NOTE 9 – Convertible Notes Payable

Convertible notes payable consist of the following:

	Interest Rates	Term	Conversion Rates	March 31, 2019	December 31, 2018
GHS Investments, LLC (fixed conversion)	10%	.1 - .3 years	0.10	$715,098	$871,079
LSW Holdings, LLC (variable conversion)	6%	—	(a)	179,000	179,000
Discount				(133,752)	(383,483)
Total				$760,346	$666,596

(a)	50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.053).

For the three months ended March 31, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $293,189 and $375,546, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 10 – Notes Payable

Notes payable consist of the following:

	Interest Rate	Term	March 31, 2019	December 31, 2018
Notes payable	0%	.6 years	$34,346	$37,493

As of March 31, 2019 and December 31, 2018, notes payable includes three notes: two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings and a three-year note executed on September 1, 2016 relating to the purchase of used office furniture and equipment from our landlord. The Company executed the note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634.

For the three months ended March 2019 and 2018, interest expense on the furniture and equipment note was $197 and $631, respectively.

NOTE 11 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company has full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. The $466,300 is accounted for as Deferred Revenue as of March 31, 2019 and December 31, 2018 as production and delivery of finished product had not yet been completed.

NOTE 12 – Shareholders’ Deficit

Common Stock

As of March 31, 2019, the Company has 200,000,000 shares of common stock authorized and 104,169,609 shares issued and outstanding.

During the three months ended March 31, 2019 the Company issued 9,588,740 shares of common stock, including 1,750,000 shares for convertible notes payable conversions, 7,813,337 shares for cash, and 25,403 shares for compensation.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of March 31, 2019, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated, of which none were outstanding as of March 31, 2019 and December 31, 2018. LSW Holdings LLC was the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, had the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018 these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of March 31, 2019 and December 31, 2018.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of March 31, 2019 and December 31, 2018. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 2.5 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of March 31, 2019 and December 31, 2018. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 5 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 100 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 20:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 39,474 shares of common stock. As of March 31, 2019 and December 31, 2018 there were no shares outstanding.

Warrants

During the three months ended March 31, 2019 the Company granted no common stock warrants, none were exercised, and none were cancelled.

Options

During the three months ended March 31, 2019 the Company granted to a new employee 500,000 options to purchase common stock with a term of three years and an exercise price of $.06. None of the options were vested as of March 31, 2019. No options were exercised and none were cancelled during the three months ended March 31, 2019.

NOTE 13– Concentrations

During the three months ended March 31, 2019 the Company’s two largest customers accounted for approximately 17% and 2% of sales, respectively. During the three months ended March 31, 2018, the Company’s two largest customers accounted for approximately 28% and 12% of sales, respectively.

NOTE 14 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is

	Three Months Ended
	March 31, 2019	March 31, 2018
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2019 and December 31, 2018 are:

	March 31 2019	December 31, 2018
Deferred Tax Assets
Net Operating Losses	$4,200,000	$3,990,000
Less: Valuation Allowance	$(4,200,000)	$(3,990,000)
Deferred Tax Assets – Net	—	—

As of March 31, 2018 the Company had approximately $20,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three months ended March 31, 2019.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of March 31, 2019. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

NOTE 15 – Commitments

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

NOTE 16 – Legal Proceedings

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

In June 2018 LSW Holdings, LLC (“LSW”) and Lily Li (“Li”) filed counterclaims against the Company, generally seeking an increase of voting rights of the Series A shares to 60:1, a declaration that the Series A shares were validly issued to Grisaffi, challenging the authorized share increase of the Company, claiming securities fraud by the Company with respect to the Series A Shares purchased from Grisaffi and other common stock allegedly purchased by LSW and Li, as well as fraud, breach of contract and negligent misrepresentation by the Company. LSW seeks $10,000,000 in damages from the Company, for the $3,500,000 which was paid to Grisaffi for the Series A shares and for which LSW claims to be the responsibility of the Company to cover, and the remaining $6,500,000 for money allegedly spent by LSW in “developing a distribution system in China” and other alleged “investments” of Li and LSW in the Company. LSW and Li also sought exemplary damages.

On August 30, 2018, the Trial Court entered a final judgment and order in the Company’s favor and against Grisaffi. On August 29, 2018, after a show cause hearing, the Trial Court entered an order sanctioning Grisaffi for his repeated and unexcused refusals to make discovery in the case. As a sanction, the Trial Court struck Grisaffi’s pleadings in the case and, on August 30, 2018, entered a Default Judgment against him. Under the Trial Court’s Default Judgment:

1.	The Court entered a monetary judgment against Grisaffi and in favor of the Company in the amount of $3,500,000 for fraud, breach of fiduciary duty, and conversion with respect to the Series A preferred stock.

2.	The Court declared that the Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock and promissory notes issued in connection with the Employment Agreement were also void ab initio and of no force and effect, including but not limited to:

a.	The 1,000,000 shares of Series A Preferred Stock issued to Grisaffi;
b.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $184,300 dated April 1, 2016; and
c.	The Convertible Promissory Note issued to Grisaffi in the principal amount of $200,150 dated June 19, 2017.

3.	The Court declared that Grisaffi’s sale of the Series A Preferred Stock to LSW was made with actual intent to hinder, delay, or defraud creditors and was thus a fraudulent transfer under Texas law.

4.	The Court declared that the issuance of 500,000 shares of common stock to Li and the 550,000 shares of common stock issued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.

5.	The Court declared that an Indemnification was procured through fraud and breach of fiduciary duty and is therefore void and unenforceable.

6.	The Court ruled that Grisaffi shall take nothing by his counterclaims in the case.

Furthermore, the Court ruled that our continuing claims against the other defendants in the case were to be severeissued to Epic One Group, LLC were made without lawful consideration, and constituted breaches of fiduciary duty by Grisaffi.d and docketed under a separate cause of action and case number. We have continued to pursue our claims against the other defendants in the below referenced case.

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

On February 4, 2019, the Court entered its Default Judgment against Li and LSW. In the Default Judgment, the Court ruled as follows:

1.	The Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock or other instruments issued on the basis or authority of that Employment Agreement were also void ab initio and of no force and effect;

2.	The Series A Preferred Shares that RMHB issued to Grisaffi and later sold by Grisaffi to LSW were void ab initio and any potential rights or remedies thereunder were terminated on July 11, 2014 pursuant to the Order Confirming Debtor’s Amended Plan of Reorganization;

3.	Grisaffi’s issuance and transfer to himself of the 1,000,000 Series A Preferred Shares, and his subsequent transfer of those shares to LSW Holdings, were fraudulent transfers and are voided and set aside;

4.	Grisaffi breached his fiduciary duties to RMHB by, among other things: (i), purporting to sell the Series A Preferred Shares to LSW, (ii) causing the issuance of 550,000 shares of common stock to Epic Group One, LLC, and 500,000 shares of common stock to Li for no consideration, and (iii) causing the issuance of 5,684,432 shares to the Radcliffe Group at deeply discounted prices;

5.	LSW and Li knowingly participated in Grisaffi’s breaches of fiduciary duty and are therefore jointly and severally liable for all damages and equitable relief arising from such breaches;

6.	The issuance of 500,000 shares of common stock to Li was not authorized by the Board of Directors and was both void ab initio and a fraudulent conveyance;

7.	RMHB is entitled to recover all damages proximately resulting from the improper issuance of the 500,000 shares of common stock to Li;

8.	Li did not perform and materially breached her agreement to raise money for RMHB;

9.	The 500,000 shares of purported common stock issued to Li belongs to RMHB and Li has no further rights or remedies arising out of or related to the 500,000 shares;

10.	By virtue of their actions described above, Li and LSW have taken advantage of RMHB and have unjustly enriched themselves at Rocky Mountain High Brands’ expense, and RMHB is entitled to full restitution of all its losses and damages;

11.	LSW Holdings and Li engaged in a civil conspiracy with Grisaffi to commit the wrongs against RMHB described above, and RMHB is entitled to recover from them actual, consequential, and special damages resulting from such wrongs, including their knowing participation in Grisaffi’s breaches of fiduciary duty, breaches of contract, receipt of fraudulent conveyances, and unjust enrichments.

12.	The torts against RMHB committed by LSW Holdings and Li were aggravated by fraud and malice, and RMHB is therefore entitled to exemplary damages.

13.	LSW Holdings and Li shall take nothing by their counterclaims; and

14.	RMHB is entitled to court costs and reasonable attorneys’ fees from LSW Holdings and Li.

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

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New Your, County of Ulster, Case No. 18-4416.

The Plaintiff sued the Company, seeking $21,000 in damages for breach of contract. The Company is contesting that claim in its entirety and has filed a counterclaim against the Plaintiff for an unspecified amount of damages. This case is new and the parties have not yet conducted any discovery.

NOTE 17 – Subsequent Events

Between April 1, 2019 and May 16, 2019 the Company issued 1,425,571 shares of common stock, all of which were for cash.

On April 22, 2019 the reverse split of the Company’s stock, at a ratio of one share for every 20 shares, was effective. All common stock share and per share amounts in this document reflect this reverse split.

On May 3, 2019, the Company issued a new Convertible Promissory Note to GHS Investments, LLC (“GHS”) in the amount of $105,000. The note bears interest at an annual rate of ten percent (10%), is secured by all of our assets, and is convertible to shares of our common stock at a price of $0.05 per share. The note matures on February 3, 2020.

On May 6, 2019, the Company amended seven Convertible Promissory Notes to GHS with an aggregate principal amount of $715,098. The amendment extends the due dates of the notes originally ranging from April to July 2019 to dates ranging from December 2019 to April 2020. The amendment also changed the fixed conversion price of each of the notes to $.05.

On May 16, 2019, the Company issued a new Convertible Promissory Note to GHS in the amount of $157,500. The note bears interest at an annual rate of ten percent (10%), is secured by all of our assets, and is convertible to shares of  our common stock at a price of $0.05 per share. The note matures on February 16, 2020.

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

The Company continued to market its lineup of naturally flavored hemp-infused functional beverages, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots through the first half of 2018. The Company plans to introduce updated offerings of hemp seed extract-infused functional beverages in 2019 under the name of Rocky Mountain.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Financial Summary

The Company’s sales for the three months ended March 31, 2019 were $76,429 compared to net sales of $50,909 for the three months ended March 31, 2018.

The Company’s net loss for the three months ended March 31, 2019 was $1,263,260 compared to a net loss of $2,332,064 for the three months ended March 31, 2018.

Sales

For the three months ended March 31, 2019 sales were $76,429 compared to net sales of $50,909 for the three months ended March 31, 2018, an increase of $25,520 or 50%. The sales increase was driven by the incremental sales of our HEMPd product line-up, which was launched in late March 2018 and our newly-acquired FitWhey branded protein beverages, partially offset by a decrease in sales of our hemp-infused functional beverages. Sales were lower than expected due to production issues at the Company’s beverage co-packer. These issues delayed the production and delivery of HEMPd and private label beverages into the second quarter of 2019. We also experienced a decrease in sales of our natural spring water due to production-related issues with our water co-packer. In the three months ended March 31, 2019 sales consisted of approximately 80% online sales, 2% distributor sales, and18% direct to retailer sales, compared to approximately 53% online sales, 37% distributor sales, and 10% direct to retailer sales for the three months ended March 31, 2018.

Cost of Sales

For the three months ended March 31, 2019 cost of sales was $75,730 or 99% of sales, compared to $66,990 or 132% of sales for the three months ended March 31, 2018 an increase of $8,740 or 13%. For the three months ended March 31, 2019 cost of sales increased as a result of increased sales and decreases as a percent of sales as a result of improved production and freight cost controls in 2019 over the prior year.

Operating Expenses

For the three months ended March 31, 2019, operating expenses were $1,166,030 or 1526% of sales, compared to $1,150,340 or 2260% of sales for the three months ended March 31, 2018. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the three months ended March 31, 2019, general and administrative expenses were $956,640 or 1252% of sales, compared to $1,080,518 or 2122% of sales for the three months ended March 31, 2018, a decrease of $123,878 or 11%. The decrease in general and administrative expenses in 2018 was primarily driven by decreases in officer compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the three months ended March 31, 2019, advertising and marketing expenses were $209,390 or 274% of sales, compared to $69,822 or 137% of sales for the three months ended March 31, 2018, an increase of $139,568 or 200%. The increase in advertising and marketing expenses in 2019 was result of expenditures for our HEMPd product line-up, which was launched in late March 2018, and the newly-acquired FitWhey branded protein beverages.

Other (Income) Expense

Interest Expense

For the three months ended March 31, 2019, interest expense was $293,386, compared to $2,817,128 for the three months ended March 31, 2018, a decrease of $2,523,742. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt levels and activity in 2019.

Loss on Extinguishment of Debt

For the three months ended March 31, 2018, the Company recorded a net loss on extinguishment of debt of $196,500 related to the settlement of convertible debt. There was no gain or loss on extinguishment of debt for the three months ended March 31, 2019.

Gain on Change in Fair Value of Derivative Liability

For the three months ended March 31, 2019, the Company recorded a gain on the change in fair value of derivative liability of $195,457 compared to a gain of $1,847,985 for the three months ended March 31, 2018. In 2019 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the three-month period to the end of the period, and the lack of variable rate convertible notes payable in 2019.

Income Taxes

For the three months ended March 31, 2019 and March 31, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of March 31, 2019, the Company had current assets of $1,175,447, consisting of cash of $277,455, accounts receivable (net) of $9,909, inventory of $439,066, and prepaid expenses and other current assets of $449,017. As of March 31, 2019, the Company had current liabilities of $2,137,658, consisting of accounts payable and accrued liabilities of $631,595, convertible notes payable (net) of $760,346, notes payable of $34,346, accrued interest of $43,164, deferred revenue of $466,300, and derivative liability of $201,907.

Cash flows from operating activities

Net cash used in operating activities during the three months ended March 31, 2019 was $1,350,130 compared to $997,793 used during the three months ended March 31, 2018. The change was principally driven by a buildup of inventory and prepaid expenses and other current assets in anticipation of production runs in the second quarter of 2019 compared to 2018.

Cash flows from investing activities

There were no investing activities during the three months ended March 31, 2019 compared to $32,270 during the three months ended March 31, 2018. In 2018, the Company invested $31,220 in new software for the HEMPd brand.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $1,013,899 compared to $1,594,026 during the three months ended March 31, 2018. In 2019, proceeds of $1,017,046 were from the issuance of common stock compared to $1,470,000 in 2018. Also in 2019, the Company repaid $3,147 on notes payable. In 2018, the Company received proceeds of $300,000 related to the issuance of convertible notes payable, repaid $172,932 of convertible notes payable, and repaid $3,042 on notes payable.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at a fixed price of $0.10 or at a discount to market price (as defined in the agreements) of 50%. As of March 31, 2019, the Company had total notes payable outstanding of $794,692 (net of discount).

On October 12, 2017 the Company executed an Equity Financing Agreement (“EFA”) with GHS Investments LLC (“GHS”). Under the agreement, GHS has committed to purchase up $12 million of the Company’s common stock over a 24-month period at a 20% discount off the market price, as defined in the agreement. The agreement contains certain restrictions on the timing of the stock purchases and required the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the common shares issuable under the agreement. On November 1, 2017, the Company filed a Registration Statement on Form S-1 to register 15,000,000 common shares to be resold by GHS. On February 9, 2018 the Company received a Notice of Effectiveness from the SEC on an amended Form S-1 registering 12,500,000 common shares. The Company began stock sales to GHS on February 13, 2018 and has since sold all 12,500,000 shares to GHS.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS, which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the EFA the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 16,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018. Management believes the SPA, along with bridge financing from GHS, will provide sufficient cash flows until cash flows from operations become consistently positive.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the remainder of 2019 and in 2020, primarily due to anticipated sales under our private label manufacturing contract with CBD Alimentos SA de CV (“CBD Alimentos”). Although the initial order from CBD Alimentos was expected during the second quarter of 2018, we received the initial order and $466,300 deposit in December 2018. Due to production delays, we delayed the initial production run of 2,000,000 cans and now expect to produce and ship the initial order iin June 2019. We also expect revenue growth from our HEMPd branded CBD-infused flavored waters and other HEMPd branded products. Revenue from the new FitWhey and HEMPd products is inherently difficult to project and will depend on the level of market acceptance and market penetration that can be achieved for these new products.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,000,000 to $1,500,000. We plan to utilize the SPA executed with GHS in June 2018, as well as bridge financing, to raise the required capital.

Off Balance Sheet Arrangements

As of March 31, 2019, there are no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $773,426 and an accumulated deficit of $36,281,611 as of March 31, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 16,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018 and the Company sold all the available shares under the SPA. On May __, 2019, the Company filed a registration statement for 30,000,000 shares to be purchased by GHS. Management believes the SPA, along with bridge financing from GHS, will provide sufficient cash flows until cash flows from operations become consistently positive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2019.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K filed April 15, 2019 for information regarding our pending legal proceedings. There are no updates to the information disclosed in that filing.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between January 1, 2019 and May 14, 2019:

Date	Name	Shares Issued	Issue Price	Description	Exemption
1/2/2019	John Kuhlke	25,403	0.16	Services Rendered	Section 4(2)
1/2/2019	GHS Investments	500,000	0.10	Note Payable Conversion	Rule 506
1/7/2019	GHS Investments	2,313,849	0.13	Shares Sold	Rule 506
1/25/2019	GHS Investments	500,000	0.10	Note Payable Conversion	Rule 506
2/4/2019	GHS Investments	750,000	0.10	Note Payable Conversion	Rule 506
2/5/2019	GHS Investments	1,262,393	0.14	Shares Sold	Rule 506
2/22/2019	GHS Investments	1,167,930	0.14	Shares Sold	Rule 506
3/7/2019	GHS Investments	1,530,315	0.11	Shares Sold	Rule 506
3/20/2019	GHS Investments	1,538,850	0.11	Shares Sold	Rule 506
4/16/2019	GHS Investments	889,666	0.09	Shares Sold	Rule 506
4/30/2019	GHS Investments	535,904	0.04	Shares Sold	Rule 506

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Securities Purchase Agreement dated May 16, 2019
10.2	Convertible Promissory Note, dated May 16, 2019
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date: May 20, 2019

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: May 20, 2019

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

