Form 10-Q
period 2019-06-30
Rocky Mountain High Brands, Inc.
filed 2019-08-19
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,366,790 common shares as of August 16, 2019.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018;
F-2	Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Shareholders’ Deficit for the three months ended June 30, 2019 and 2018 (unaudited);
F-5	Notes to Consolidated Financial Statements (unaudited).

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

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS

Cash	$68,563	$613,686
Accounts Receivable, net of allowance of $1,864 and $5,275, respectively	3,618	17,324
Inventory	375,627	146,722
Prepaid Expenses and Other Current Assets	520,811	388,074
TOTAL CURRENT ASSETS	968,619	1,165,806

Property and Equipment, net	26,255	34,280
Intangible Assets	135,152	148,647
Other Assets	29,093	26,245

TOTAL ASSETS	$1,159,119	$1,374,978

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$573,404	$505,214
Convertible Notes Payable, net of debt discount	378,578	666,596
Notes Payable	31,069	37,493
Accrued Interest	50,781	25,758
Deferred Revenue	466,300	466,300
Derivative Liability	584,897	376,172
TOTAL CURRENT LIABILITIES	2,085,029	2,077,533

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated;
No shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated;
No shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated;
No shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated;
No shares issued and outstanding as of June, 2019 and December 31, 2018	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common Stock - Par Value of $.001; 200,000,000 shares authorized; 108,979,991 shares issued and outstanding as of June 30, 2019; 94,580,869 shares issued and outstanding as of December 31, 2018	108,980	94,581
Additional Paid-In Capital	35,913,891	34,221,215
Accumulated Deficit	(36,948,781)	(35,018,351
TOTAL SHAREHOLDERS' DEFICIT	(925,910)	(702,555)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,159,119	$1,374,978

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$36,572	$72,675	$113,001	$123,584

Cost of Sales	38,854	97,800	114,584	164,790
Inventory Obsolescence	—	11,424	—	11,424

Gross Loss	(2,282)	(36,549)	(1,583)	(52,630)

Operating Expenses
General and Administrative	696,846	909,788	1,653,486	1,990,306
Advertising and Marketing	158,985	211,295	368,375	281,117
Total Operating Expenses	855,831	1,121,083	2,021,861	2,271,423

Loss from Operations	(858,113)	(1,157,632)	(2,023,444)	(2,324,053)

Other (Income)/Expenses:
Interest Expense	339,368	365,570	632,754	3,182,698
(Gain) Loss on Extinguishment of Debt	(689,991)	(5,362)	(689,991)	191,138
Gain on Lawsuit Judgment and Legal Settlement	(230,840)	—	(230,840)	—
(Gain) Loss on Change in Fair Value of Derivative Liability	390,520	(140,045)	195,063	(1,988,030)
Total Other (Income) Expenses	(190,943)	220,163	(93,014)	1,385,806

Loss Before Income Tax Provision	(667,170)	(1,377,795)	(1,930,430)	(3,709,859)

Income Tax Provision	—	—	—	—

Net Loss	$(667,170)	$(1,377,795)	$(1,930,430)	$(3,709,859)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Shares Outstanding	106,076,970	78,526,753	102,934,506	73,474,643

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Operating Activities:
Net Loss	$(1,930,430)	$(3,709,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,209	319,143
Stock-based payments to vendors	—	65,250
Warrants and options issued for services rendered	—	44,476
Non-cash interest expense	622,367	3,057,912
Fees and penalties on debt	—	120,251
Noncash portion of gain on lawsuit judgment and legal settlement	(30,840)	—
(Gain) Loss on change in fair value of derivative liability	195,063	(1,988,030)
(Gain) Loss on extinguishment of debt	(689,991)	191,138
Bad debt expense	1,678	1,069
Depreciation and amortization expense	14,773	12,732
Inventory obsolescence	—	11,424
Changes in operating assets and liabilities:
Accounts receivable	12,029	(19,742)
Inventory	(228,905)	(6,502)
Prepaid expenses and other current assets	(238,945)	(57,210)
Other assets	49,432	17,500
Accounts payable and accrued liabilities	68,188	(344,694)
NET CASH USED IN OPERATING ACTIVITIES	(2,045,372)	(2,285,142)

Investing Activities:
Investments in other assets	—	(31,220)
Acquisition of property and equipment	—	(10,965)
NET CASH USED IN INVESTING ACTIVITIES	—	(42,185)

Financing Activities:
Proceeds from issuance of convertible notes	367,500	300,000
Repayment of convertible notes	—	(172,932)
Repayment of notes payable	(6,424)	(6,128)
Proceeds from issuance of common stock	1,139,173	2,514,562
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500,249	2,635,502

INCREASE (DECREASE) IN CASH	(545,123)	308,175

CASH - BEGINNING OF PERIOD	613,686	16,983

CASH - END OF PERIOD	$68,563	$325,158

Supplemental cash flow information:
Cash paid for interest	$10,387	$10,567
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$188,870	$3,489,181
Debt and accrued interest converted for common stock	$271,189	$499,053
Derivative liability relieved upon conversion of related debt	$—	$3,021,935
Beneficial conversion feature recognized as debt discount	$367,500	$3,328,740

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

 Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three and Six Months Ended June 30, 2019

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	$(702,555)
Shares issued for cash	7,813,337	7,813	—	—	—	—	—	—	1,009,233	—	1,017,046
Shares issued for compensation	25,403	25	—	—	—	—	—	—	3,976	—	4,001
Shares issued upon conversion of convertible notes	1,750,000	1,750	—	—	—	—	—	—	169,592	—	171,342
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	(1,263,260)	(1,263,260)
Balance - March 31, 2019	104,169,609	$104,170	—	$—	—	$—	—	$—	$35,404,015	$(36,281,611)	$(773,426)
Shares issued for cash	2,490,932	2,491	—	—	—	—	—	—	119,636	—	122,127
Shares issued upon conversion of convertible notes	2,315,980	2,316	—	—	—	—	—	—	15,213	—	17,529
Stock option forfeiture	—	—	—	—	—	—	—	—	7,530	—	7,530
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	367,500	—	367,500
Fractional shares issued as a result of the reverse stock split	3,470	3	—	—	—	—	—	—	(3)	—	—
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(667,170)	(667,170)
Balance - June 30, 2019	108,979,991	$108,980	—	$—	—	$—	—	$—	$35,913,891	$(36,948,781)	$(925,910)

 Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three and Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Equity/(Deficit)
Balance - December 31, 2017	57,985,323	$57,985	1,000,000	$1,000	—	$—	—	$—	$24,561,530	$(31,662,414)	$(7,041,899)
Shares issued for cash	6,757,451	6,757	—	—	—	—	—	—	1,463,243	—	1,470,001
Shares issued for compensation	1,984,690	1,985	—	—	—	—	—	—	154,280	—	156,265
Shares issued upon conversion of convertible notes	8,440,262	8,440	—	—	—	—	—	—	3,363,554	—	3,371,994
Shares to vendors for services rendered	296,271	296	—	—	—	—	—	—	61,204	—	61,500
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	3,328,740	—	3,328,740
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	(2,332,064)	(2,332,064)
Balance - March 31, 2018	75,463,997	$75,464	1,000,000	$1,000	—	$—	—	$—	$32,932,550	$(33,994,478)	$(985,464)
Shares issued for cash	5,453,434	5,453	—	—	—	—	—	—	1,039,108	—	1,044,561
Shares issued for compensation	124,247	124	—	—	—	—	—	—	27,104	—	27,228
Options issued for compensation	—	—	—	—	—	—	—	—	44,476	—	44,476
Shares issued upon conversion of convertible notes	467,742	468	—	—	—	—	—	—	116,719	—	117,187
Shares to vendors for services rendered	20,547	21	—	—	—	—	—	—	3,729	—	3,750
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	—	—	(1,377,795)	(1,377,795)
Balance - June 30, 2018	81,529,967	$81,530	1,000,000	$1,000	—	$—	—	$—	$34,163,686	$(35,372,273)	$(1,126,057)

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

RMHB currently operates through its parent company, four wholly-owned subsidiaries, one majority-owned subsidiary, and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes.

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

On June 12, 2019 the Company organized Sweet Rock, LLC (“Sweet Rock”), a 51% owned company, with Sweet Ally, Inc. Sweet Rock will manufacture and market CBD-infused chocolates, hard candies, and baked goods for distribution in the United States.

RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water and plans to re-introduce its hemp-infused energy drinks later in 2019.

 On April 22, 2019 the reverse split of the Company’s Stock, at a ratio of one share for every 20 shares, was effective. All common stock share and per share amounts in this document reflect this reverse split.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

The following table represents sales by sales channel for each of the periods:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Online	$36,472	$57,657	$96,450	$96,092
Distributor	100	13,301	1,520	23,164
Retailer	–	1,717	15,031	4,328
Total	$36,572	$72,675	$113,001	$123,584

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2018	$376,172
Issued during the three months ended June 30, 2019	$21,192
Exercises/Conversions	$(7,530)
Change in fair value recognized in operations	$195,063
Balance, June 30, 2019	$584,897

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2019:

Estimated Dividends	None
Expected Volatility	142.8%
Risk Free Interest Rate	2.136%
Expected term	.1 to 3.50 years

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three and six months ended June 30, 2019 and 2018.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $925,910 and an accumulated deficit of $36,948,781 as of June 30, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 16,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018 and the Company sold all the available shares under the SPA. On May 15, 2019, the Company filed a registration statement for 30,000,000 shares to be purchased by GHS. This registration statement became effective on June 18, 2019 and the Company began selling shares in June. Management believes the SPA, along with bridge financing from GHS, will provide sufficient cash flows until cash flows from operations become consistently positive.

NOTE 4 – Inventory

Inventory consists of the following:

	June 30, 2019	December 31, 2018
Finished inventory	$49,987	$84,730
Raw materials and packaging	325,640	61,992
Total	$375,627	$146,722

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid officers’ compensation	$214,850	$291,617
Prepaid directors’ compensation	—	29,442
Prepaid production	157,400	—
Other prepaid expenses and current assets	148,561	67,015
Total	$520,811	$388,074

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Vehicles	$29,598	$29,598
Furniture and equipment	45,322	41,422
Personal computers	17,901	17,901
	92,821	88,921
Less: accumulated depreciation	66,566	54,641
Total	$26,255	$34,280

For the three months ended June 30, 2019 and 2018, depreciation expense was $3,843 and $5,448, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was $8,004 and $10,129, respectively.

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

The following represents the unaudited pro forma statement of operations of the Company for the three and six months ended June 30, 2018 had FitWhey been acquired on January 1, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Sales	$98,555	$187,572
Cost of Sales	94,074	223,245
Inventory Obsolescence	11,424	11,424
Gross Loss	(6,943)	(47,097)
Operating Expenses	1,138,096	2,318,995
Loss From Operations	(1,145,039)	(2,366,092)
Other Expenses	220,163	1,385,806
Loss Before Income Tax Provision	(1,365,202)	(3,751,898)
Income Tax Provision	—	—
Net Loss	$(1,365,202)	$(3,751,898)
Net Loss Per Common Share-Basic and Diluted	$(0.02)	$(0.05)
Weighted Average Shares Outstanding	78,526,753	68,366,399

NOTE 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$397,255	$308,717
Accrued compensation	28,500	25,500
Other accrued expenses	147,649	170,997
Total	$573,404	$505,214

NOTE 9 – Convertible Notes Payable

Convertible notes payable consist of the following:

	Interest Rates	Term	Conversion Rates	June 30, 2019	December 31, 2018
GHS Investments, LLC (fixed conversion)	10%	.1 - .75 years	$0.03 - 0.05	$973,750	$871,079
LSW Holdings, LLC (variable conversion)	6%	—	(a)	179,000	179,000
Discount				(774,172)	(383,483)
Total				$378,578	$666,596

(a)	50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.029).

For the three months ended June 30, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $339,286 and $365,011, respectively. For the six months ended June 30, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $632,557 and $740,526, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 10 – Notes Payable

Notes payable consist of the following:

	Interest Rate	Term	June 30, 2019	December 31, 2018
Notes payable	0%	.3 years	$31,069	$37,493

As of June 30, 2019 and December 31, 2018, notes payable includes three notes: two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings and a three-year note executed on September 1, 2016 relating to the purchase of used office furniture and equipment from our landlord. The Company executed the note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634.

For the three months ended June 30, 2019 and 2018, interest expense on the furniture and equipment note was $82 and $559, respectively. For the six months ended June 30, 2019 and 2018, interest expense on the furniture and equipment note was $197 and $1,220, respectively.

NOTE 11 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company has full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. The $466,300 is accounted for as Deferred Revenue as of June 30, 2019 and December 31, 2018 as production and delivery of finished product had not yet been completed.

NOTE 12 – Shareholders’ Deficit

Common Stock

As of June 30, 2019, the Company has 200,000,000 shares of common stock authorized and 108,979,991 shares issued and outstanding. On April 22, 2019 the Company effected a 1-for-20 reverse stock split. All common share amounts in this report reflect this stock split. During the six months ended June 30, 2019 the Company issued 14,399,122 shares of common stock, including 4,065,980 shares for convertible notes payable conversions, 10,304,269 shares for cash, and 25,403 shares for compensation. The remaining 3,470 shares were issued as a result of the Company’s reverse stock split, which was effective on April 22, 2019.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of June 30, 2019, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated, of which none were outstanding as of June 30, 2019 and December 31, 2018. LSW Holdings LLC was the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, had the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018 these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of June 30, 2019 and December 31, 2018.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of June 30, 2019 and December 31, 2018. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 2.5 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of June 30, 2019 and December 31, 2018. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 5 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 100 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 20:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 39,474 shares of common stock. As of June 30, 2019 and December 31, 2018 there were no shares outstanding.

Warrants

During the six months ended June 30, 2019 the Company granted no common stock warrants, none were exercised, and none were cancelled.

Options

In February 2019 the Company granted 500,000 options to an employee to purchase common stock with a term of three years and an exercise price of $.06. The options never vested and were forfeited in May 2019 due to the employee’s termination. No other options were granted and none were exercised or cancelled during the six months ended June 30, 2019.

NOTE 13– Concentrations

During the three months ended June 30, 2019 no customers accounted for more than 10% of sales. During the three months ended June 30, 2018, the Company’s two largest customers accounted for approximately 16% and 3% of sales, respectively.

During the six months ended June 30, 2019 the Company’s two largest customers accounted for approximately 12% and 1% of sales, respectively. During the six months ended June 30, 2018, the Company’s two largest customers accounted for approximately 12% and 9% of sales, respectively.

NOTE 14 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is as follows:

	June 30, 2019	June 30, 2018
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2019 and December 31, 2018 are:

	June 30, 2019	December 31, 2018
Deferred Tax Assets
Net Operating Losses	$4,400,000	$3,990,000
Less: Valuation Allowance	$(4,400,000)	$(3,990,000)
Deferred Tax Assets – Net	—	—

As of June 30, 2019 the Company had approximately $21,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, the Company has recorded no income tax expense during the three and six months ended June 30, 2019.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of June 30, 2019. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride is seeking monetary damages from the Company for breach of contract and the Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration as referenced above. The parties are conducting discovery. The arbitration hearing is currently set for November 5, 2019.

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

Grisaffi has filed an appeal of the Default Judgment, and submitted his brief on or about February 28, 2019. The Company prepared and filed its brief. Grisaffi did not appeal the Order Dismissing Derivative Claims. Grisaffi only seeks in his appeal to reverse in part the Default Judgment by striking the paragraph awarding monetary damages, leaving the remainder of the Default Judgment intact.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This was the surviving case of the above case, having been severed on September 12, 2018. In this case, on October 26, 2018 the Court granted our Motion For Summary Judgment, per a Summary Judgment Order, against LSW, holding that all Series A Preferred Shares in RMHB, including the shares issued to Grisaffi and later sold by him to LSW evidenced by Stock Certificate N0. 604 issued by RMHB, to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated as of July 11, 2014, when the bankruptcy court signed the Order Confirming Debtor’s Amended Plan of Reorganization. The Series A Preferred Shares have no legal force or effect. The Court also granted a take nothing judgment against LSW on counterclaim Counts 1, 2 and 3. The Company’s transfer agent has cancelled the Series A Preferred Shares. Later, on November 26, 2018, the Court entered an Order of Sanctions against Li and LSW. In the Order of Sanctions, and in response to Li and LSW’s repeated refusals to make proper discovery in the case, the Court struck the pleadings of these parties and ruled that RMHB was entitled to take a default judgment against them.

On February 4, 2019, the Court entered its Default Judgment against Li and LSW. In the Default Judgment, the Court ruled as follows:

1.	The Employment Agreement with Grisaffi dated April 1, 2013 was void ab initio and unenforceable, and that all stock or other instruments issued on the basis or authority of that Employment Agreement were also void ab initio and of no force and effect;

2.	The Series A Preferred Shares that RMHB issued to Grisaffi and later sold by Grisaffi to LSW were void ab initio and any potential rights or remedies thereunder were terminated on July 11, 2014 pursuant to the Order Confirming Debtor’s Amended Plan of Reorganization;

3.	Grisaffi’s issuance and transfer to himself of the 1,000,000 Series A Preferred Shares, and his subsequent transfer of those shares to LSW Holdings, were fraudulent transfers and are voided and set aside;

4.	Grisaffi breached his fiduciary duties to RMHB by, among other things: (i), purporting to sell the Series A Preferred Shares to LSW, (ii) causing the issuance of 550,000 (on a post reverse-split basis) shares of common stock to Epic Group One, LLC, and 500,000 (on a post reverse-split basis) shares of common stock to Li for no consideration, and (iii) causing the issuance of 5,684,432 shares to the Radcliffe Group at deeply discounted prices;

5.	LSW and Li knowingly participated in Grisaffi’s breaches of fiduciary duty and are therefore jointly and severally liable for all damages and equitable relief arising from such breaches;

6.	The issuance of 500,000 shares of common stock to Li was not authorized by the Board of Directors and was both void ab initio and a fraudulent conveyance;

7.	RMHB is entitled to recover all damages proximately resulting from the improper issuance of the 500,000 shares of common stock to Li;

8.	Li did not perform and materially breached her agreement to raise money for RMHB;

9.	The 500,000 shares of purported common stock issued to Li belongs to RMHB and Li has no further rights or remedies arising out of or related to the 500,000 shares;

10.	By virtue of their actions described above, Li and LSW have taken advantage of RMHB and have unjustly enriched themselves at Rocky Mountain High Brands’ expense, and RMHB is entitled to full restitution of all its losses and damages;

11.	LSW Holdings and Li engaged in a civil conspiracy with Grisaffi to commit the wrongs against RMHB described above, and RMHB is entitled to recover from them actual, consequential, and special damages resulting from such wrongs, including their knowing participation in Grisaffi’s breaches of fiduciary duty, breaches of contract, receipt of fraudulent conveyances, and unjust enrichments.

12.	The torts against RMHB committed by LSW Holdings and Li were aggravated by fraud and malice, and RMHB is therefore entitled to exemplary damages.

13.	LSW Holdings and Li shall take nothing by their counterclaims; and

14.	RMHB is entitled to court costs and reasonable attorneys’ fees from LSW Holdings and Li.

On August 12, 2019, the Court entered its Final Judgment in the Case. Prior to that, on June 25, 2019, the Court had entered an Agreed Order of Dismissal With Prejudice Of Certain Claims and Parties, after the Court was advised that claims dismissed by the order had been settled and released between RMHB and Joe Radcliffe, Kenneth Radcliffe, Dennis Radcliffe, Crackerjack Classic, LLC and Universal Consulting, LLC and joined by Epic One Group, LLC.

The Final Judgment was entered against Lily Li and LSW Holdings, LLC. The Court incorporated the rulings of the February 4, 2019 Default Judgment into this Final Judgment, together with an award that RMHB have and recover, of and from, Lily Li and LSW Holdings, jointly and severally with Jerry Grisaffi, actual damages of $3.5 million for their knowing participation of Grisaffi's breaches of fiduciary duties, breach of contract, fraudulent conveyances and unjust enrichment. The Court also awarded RMHB $88,000 in attorney fees, an the additional $10,000 in accordance with the previous Sanctions Order.

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

NOTE 17 – Other (Income)/Expenses

Gain/Loss on Extinguishment of Debt

The Company recorded a gain on the extinguishment of debt of $689,991 related to the amendment of convertible debt. The conversion ratio on all of the Company’s fixed convertible notes payable outstanding as of May 6, 2019 (principal amount of $909,000) was changed from $.005 to $.05 and the due dates were extended.

Gain on Lawsuit Judgment and Legal Settlement

On May 30, 2019 the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 6,750,000 shares of common stock.

NOTE 18 – Subsequent Events

Between July 1, 2019 and August 16, 2019 the Company issued 12,386,799 shares of common stock, all of which were for cash.

In June 2019 the Company received a $350,000 purchase order from B&B Aesthetics Labs LLC (d/b/a "Green Lotus") to produce two flavors of sparkling hemp water. In July and August 2019 the Company made two deposits totaling $56,632 to a co-packer in anticipation of a 200,000 can production run for Green Lotus. The Company anticipates the production run will occur in late August or early September 2019. The Company will recognize $350,000 in revenue upon the successful completion and delivery of the production run.

In December 2018 the Company received a purchase order and $466,300 deposit from CBD Life to produce two million cans of CBD-infused energy drink. In August 2019 the Company was notified by CBD Life that they have cleared the regulatory challenges with COFEPRIS (a regulatory agency) in Mexico for importing and distributing CBD-infused beverages. As a result, the Company anticipates that CBD Life will fulfill their initial purchase order with the Company for a two million can production by September 30, 2019. The Company will recognize revenue upon the completion and delivery of the production run.

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

Company Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly-owned subsidiaries, one majority-owned subsidiary, and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Wellness For Life Colorado, Inc. (“WFLC”) (f/k/a Rocky Mountain Hemp Company and Wellness For Life, Inc.), an active Colorado corporation (Subsidiary)

•	Eagle Spirit Land & Water Company (“Eagle Spirit”), an active Oklahoma corporation (Subsidiary)

•	Rocky Mountain High Water Company, LLC (“WaterCo”), an active Delaware limited liability company (Subsidiary-consolidated beginning November 12, 2016)

•	FitWhey Brands Inc. (“FitWhey”), an active Nevada corporation (Subsidiary)

•	Sweet Rock, LLC (“Sweet Rock”), an active Michigan limited liability company (Subsidiary)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

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

In June 2019, the Company organized Sweet Rock, LLC (“Sweet Rock”), a 51% owned company, with Sweet Ally, Inc. Sweet Rock will manufacture and market CBD-infused chocolates, hard candies, and baked goods for distribution in the United States.

RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water and plans to re-introduce its hemp-infused energy drinks later in 2019.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Financial Summary

The Company’s sales for the three months ended June 30, 2019 were $36,572 compared to net sales of $72,675 for the three months ended June 30, 2018.

The Company’s net loss for the three months ended June 30, 2019 was $667,170 compared to a net loss of $1,377,795 for the three months ended June 30, 2018.

Sales

For the three months ended June 30, 2019 sales were $36,572 compared to net sales of $72,675 for the three months ended June 30, 2018, a decrease of $36,103 or 50%. The sales decrease in 2019 was driven by the loss of website sales of HEMPd branded products, the lack of Eagle Spirit Water inventory, and the lack of Rocky Mountain branded products inventory. On May 31, 2019 our credit card merchant services provider ceased operations in the cannabis industry. The Company was unable to replace merchant services with another provider until July 2019 which resulted in lost online sales. Due to production-related issues, the Company was out-of-stock of Eagle Spirit Water for the entire three months ended June 30, 2019. The Company resumed production and sales of Eagle Spirit Water in August 2019. For the three months ended June 30, 2019 sales consisted of approximately 99% online sales, 1% distributor sales, and 0% direct to retailer sales, compared to approximately 79% online sales, 18% distributor sales, and 3% direct to retailer sales for the three months ended June 30, 2018.

Cost of Sales

For the three months ended June 30, 2019 cost of sales was $38,854 or 106% of sales, compared to $109,224 or 150% of sales for the three months ended June 30, 2018, a decrease of $70,370 or 64%. The decrease in 2019 was primarily due to the decrease in sales for the same period. In 2018, the Company recorded an inventory obsolescence charge for $11,424 related to expiring product.

Operating Expenses

For the three months ended June 30, 2019, operating expenses were $855,831 or 2340% of sales, compared to $1,121,083 or 1543% of sales for the three months ended June 30, 2018. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the three months ended June 30, 2019, general and administrative expenses were $696,846 or 1905% of sales, compared to $909,788 or 1252% of sales for the three months ended June 30, 2018, a decrease of $212,942 or 24%. The decrease in general and administrative expenses in 2019 was primarily driven by decreases in compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the three months ended June 30, 2019, advertising and marketing expenses were $158,985 or 435% of sales, compared to

$211,295 or 291% of sales for the three months ended June 30, 2018, an increase of $52,310 or 25%. The decrease in advertising and marketing expenses in 2019 was due to the Company’s reduction in online advertising and marketing. This was a result of the loss of Company’s ability to sell product on its HEMPd website after the loss of its merchant services provider.

Other (Income) Expense

Interest Expense

For the three months ended June 30, 2019, interest expense was $339,368, compared to $365,570 for the three months ended June 30, 2018, a decrease of $26,202. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt levels and activity in 2019.

(Gain) Loss on Extinguishment of Debt

For the three months ended June 30, 2019, the Company recorded a gain on the extinguishment of debt of $689,991 related to the amendment of convertible debt. The conversion ratio on all of the Company’s fixed convertible notes payable outstanding as of May 6, 2019 was changed from $.005 to $.05 and the due dates were extended. The Company recorded a $5,362 gain on extinguishment of debt for the three months ended June 30, 2018 as a result of the conversion of variable rate convertible notes payable into common stock.

Gain on Lawsuit Judgment and Legal Settlement

For the three months ended June 30, 2019, the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company and the forgiveness of debt of $30,840 owed by the Company to one of the defendants. There was no gain or loss on lawsuit judgment and legal settlement during the three months ended June 30, 2018.

Gain on Change in Fair Value of Derivative Liability

For the three months ended June 30, 2019, the Company recorded a loss on the change in fair value of derivative liability of $390,520 compared to a gain of $140,045 for the three months ended June 30, 2018. In 2019 the gain resulted from the decrease in the price of the Company’s underlying stock toward the end of the period, which is used to calculate the fair value of the related derivative liability.

Income Taxes

For the three months ended June 30, 2019 and June 30, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Sales

For the six months ended June 30, 2019 sales were $113,001 compared to net sales of $123,584 for the six months ended June 30, 2018, a decrease of $10,583 or 9%. The sales decrease in 2019 was driven by the loss of online sales of HEMPd branded products, the lack of Eagle Spirit Water inventory, and the lack of Rocky Mountain branded products inventory. On May 31, 2019 our credit card merchant services provider ceased operations in the cannabis industry. The Company was unable to replace merchant services with another provider until July 2019 which resulted in lost online sales. The Company launched the HEMPd brand in March 2018. Due to production-related issues, the Company was out-of-stock of Eagle Spirit Water for most of 2019. The Company resumed production and sales of Eagle Spirit Water in August 2019. For the six months ended June 30, 2019 sales consisted of approximately 85% online sales, 1% distributor sales, and 14% direct to retailer sales, compared to approximately 78% online sales, 19% distributor sales, and 3% direct to retailer sales for the six months ended June 30, 2018.

Cost of Sales

For the six months ended June 30, 2019 cost of sales was $114,584 or 101% of sales, compared to $176,214 or 143% of sales for the six months ended June 30, 2018, a decrease of $61,630 or 35%. The decrease in 2019 was primarily due to the decrease in sales for the same period. In 2018, the Company recorded an inventory obsolescence charge for $11,424 related to expiring product.

Operating Expenses

For the six months ended June 30, 2019, operating expenses were $2,021,861 or 1789% of sales, compared to $2,271,423 or 1838% of sales for the six months ended June 30, 2018. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the six months ended June 30, 2019, general and administrative expenses were $1,653,486 or 1463% of sales, compared to $1,990,306 or 1610% of sales for the six months ended June 30, 2018, a decrease of $336,820 or 17%. The decrease in general and administrative expenses in 2019 was primarily driven by decreases in compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the six months ended June 30, 2019, advertising and marketing expenses were $368,375 or 326% of sales, compared to $281,117 or 227% of sales for the six months ended June 30, 2018, an increase of $87,258 or 31%. The increase in advertising and marketing expenses in 2019 was the result of expenditures for our HEMPd product line. In 2018 the Company incurred advertising and marketing costs related to the March 2018 launch of the product line. In 2019, the Company increased spending on the HEMPd brand and also incurred advertising and marketing related to the FitWhey brand, which was acquired in July 2018.

Other (Income) Expense

Interest Expense

For the six months ended June 30, 2019, interest expense was $632,754, compared to $3,182,698 for the six months ended June 30, 2018, a decrease of $2,549,944. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt levels and activity in 2019.

(Gain) Loss on Extinguishment of Debt

For the six months ended June 30, 2019, the Company recorded a gain on the extinguishment of debt of $689,991 related to the amendment of convertible debt. The conversion ratio on all of the Company’s fixed convertible notes payable outstanding as of May 6, 2019 was changed from $.005 to $.05 and the due dates were extended. The Company recorded a $191,138 loss on extinguishment of debt for the six months ended June 30, 2018 as a result of the conversion of variable rate convertible notes payable into common stock.

Gain on Lawsuit Judgment and Legal Settlement

For the six months ended June 30, 2019, the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 6,750,000 shares of common stock. There was no gain or loss on lawsuit judgment and legal settlement during the six months ended June 30, 2018.

Gain on Change in Fair Value of Derivative Liability

For the six months ended June 30, 2019, the Company recorded a loss on the change in fair value of derivative liability of $195,063 compared to a gain of $1,988,030 for the six months ended June 30, 2018. In 2019 the gain resulted from the decrease in the price of the Company’s underlying stock toward the end of the period, which is used to calculate the fair value of the related derivative liability.

Income Taxes

For the six months ended June 30, 2019 and June 30, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Liquidity and Capital Resources

As of June 30, 2019, the Company had current assets of $968,619, consisting of cash of $68,563, accounts receivable (net) of $3,618, inventory of $375,627, and prepaid expenses and other current assets of $520,811. As of June 30, 2019, the Company had current liabilities of $2,085,029, consisting of accounts payable and accrued liabilities of $573,404, convertible notes payable (net) of $378,578, notes payable of $31,069, accrued interest of $50,781, deferred revenue of $466,300, and derivative liability of $584,897.

Cash flows from operating activities

Net cash used in operating activities during the six months ended June 30, 2019 was $2,045,372 compared to $2,285,142 used during the six months ended June 30, 2018. The change was principally driven by the 2019 buildup of inventory and prepaid expenses and other current assets in anticipation of production runs.

Cash flows from investing activities

There were no investing activities during the six months ended June 30, 2019 compared to $42,185 during the six months ended June 30, 2018. In 2018, the Company invested $31,220 in new software for the HEMPd brand and acquired new computer equipment.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $1,500,249 compared to $2,635,502 during the six months ended June 30, 2018. In 2019, proceeds of $1,139,173 were from the issuance of common stock compared to $2,514,562 in 2018. In 2019, the Company received proceeds of $367,500 related to the issuance of convertible notes payable compared to $300,000 in 2018. In 2019 the Company also repaid $6,424 on notes payable. In 2018 the Company repaid $172,932 of convertible notes payable and repaid $6,128 on notes payable.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at a fixed prices ranging from $0.03 to $0.05 or at a discount to market price (as defined in the agreements) of 50%. As of June 30, 2019, the Company had total notes payable outstanding of $409,647 (net of discount).

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the remainder of 2019 and in 2020, primarily due to anticipated sales under our private label manufacturing contracts with CBD Alimentos SA de CV (“CBD Alimentos”) and B&B Aesthetics Labs LLC (“Green Lotus”). Although the initial order from CBD Alimentos was expected during the second quarter of 2018, we received the initial order and $466,300 deposit in December 2018. Due to regulatory obstacles in Mexico, we delayed the initial production run of 2,000,000 cans and now expect to produce and ship the initial order in September 2019. The Company will recognize approximately $1.1 million in revenue upon the completion and delivery of the production run. We have also experienced delays with our Green Lotus production runs, but expect to begin production and sales in the third quarter of 2019. The Company will recognize $350,000 in revenue upon the completion and delivery of the first production run. We also expect revenue growth from our HEMPd branded CBD-infused flavored waters and other HEMPd branded products. Revenue from the HEMPd and FitWhey products is inherently difficult to project and will depend on the level of market acceptance and market penetration that can be achieved for these products. The Company plans to introduce a new Rocky Mountain hemp-infused beverage and re-introduce the Rocky Mountain High hemp-infused energy drinks later in 2019.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,000,000 to $1,500,000. We plan to utilize the SPA executed with GHS in June 2018, as well as bridge financing, to raise the required capital.

Off Balance Sheet Arrangements

As of June 30, 2019, there are no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $925,910 and an accumulated deficit of $36,948,781 as of June 30, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

On June 27, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments, LLC (“GHS”), which provides for GHS to purchase up to $15,000,000 of the Company’s common stock over a 24-month period based on a contractually agreed upon market discount. The SPA replaces the Equity Financing Agreement the Company entered into with GHS on October 12, 2017. On August 8, 2018, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register up to 16,000,000 shares of our common stock to be purchased by GHS under the SPA. The registration statement became effective on October 10, 2018 and the Company sold all the available shares under the SPA. On May 15, 2019, the Company filed a registration statement for 30,000,000 shares to be purchased by GHS. This registration statement became effective on June 18, 2019 and the Company began selling shares in June. Management believes the SPA, along with bridge financing from GHS, will provide sufficient cash flows until cash flows from operations become consistently positive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2019.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between May 15, 2019 and August 14, 2019:

Date	Name	Shares Issued	Issue Price	Description	Exemption
5/21/2019	GHS Investments	1,000,000	$ 0.050	Note Payable Conversion	Rule 506
6/11/2019	GHS Investments	194,637	0.050	Note Payable Conversion	Rule 506
6/17/2019	GHS Investments	1,121,343	0.050	Note Payable Conversion	Rule 506
6/19/2019	GHS Investments	1,065,361	0.036	Shares Sold	Rule 506
7/2/2019	GHS Investments	7,384,020	0.038	Shares Sold	Rule 506
7/16/2019	GHS Investments	1,636,689	0.070	Shares Sold	Rule 506
7/29/2019	GHS Investments	1,752,656	0.050	Shares Sold	Rule 506
8/12/2019	GHS Investments	1,613,434	0.050	Shares Sold	Rule 506

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date: August 19, 2019

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: August 19, 2019

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

