Form 10-Q
period 2019-09-30
Rocky Mountain High Brands, Inc.
filed 2019-11-19
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,811,183 common shares as of November 18, 2019.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2019 and 2018 (unaudited);
F-5	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS

Cash	$68,811	$613,686
Accounts Receivable, net of allowance of $0 and $5,275, respectively	326,470	17,324
Inventory	278,212	146,722
Prepaid Expenses and Other Current Assets	398,441	388,074
TOTAL CURRENT ASSETS	1,071,934	1,165,806

Property and Equipment, net	22,705	34,280
Intangible Assets	15,610	148,647
Other Assets	20,503	26,245

TOTAL ASSETS	$1,130,752	$1,374,978

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$693,022	$505,214
Convertible Notes Payable, net of debt discount	651,775	666,596
Notes Payable	30,000	37,493
Accrued Interest	65,405	25,758
Deferred Revenue	466,300	466,300
Derivative Liability	263,530	376,172
TOTAL CURRENT LIABILITIES	2,170,032	2,077,533

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common Stock - Par Value of $.001; 200,000,000 shares authorized; 126,162,146 shares issued and outstanding as of September 30, 2019; 94,580,869 shares issued and outstanding as of December 31, 2018	126,162	94,581
Additional Paid-In Capital	36,703,086	34,221,215
Accumulated Deficit	(37,867,494)	(35,018,351)
Total Rocky Mountain High Brands Shareholders' Deficit	(1,038,246)	(702,555)
Noncontrolling Interests	(1,034)	—
TOTAL SHAREHOLDERS' DEFICIT	(1,039,280)	(702,555)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,130,752	$1,374,978

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales	$353,863	$117,117	$466,864	$240,701

Cost of Sales	352,517	110,940	467,101	275,730
Inventory Obsolescence	107,594	13,721	107,594	25,145

Gross Loss	(106,248)	(7,544)	(107,831)	(60,174)

Operating Expenses
General and Administrative	617,378	823,173	2,270,864	2,813,479
Advertising and Marketing	101,225	340,666	469,600	621,783
Impairment Expense	118,066	—	118,066	—
Total Operating Expenses	836,669	1,163,839	2,858,530	3,435,262

Loss from Operations	(942,917)	(1,171,383)	(2,966,361)	(3,495,436)

Other (Income)/Expenses:
Interest Expense	296,692	580,904	929,446	3,763,602
(Gain) Loss on Extinguishment of Debt	—	—	(689,991)	191,138
Gain on Lawsuit Judgment and Legal Settlement	—	(688,724)	(230,840)	(688,724)
Gain on Change in Fair Value of Derivative Liability	(319,367)	(71,591)	(124,304)	(2,059,621)
Total Other (Income) Expenses	(22,675)	(179,411)	(115,689)	1,206,395

Loss Before Income Tax Provision	(920,242)	(991,972)	(2,850,672)	(4,701,831)

Income Tax Provision	—	—	—	—

Net Loss	$(920,242)	$(991,972)	$(2,850,672)	$(4,701,831)

Net Loss Attributable to Noncontrolling Interests	(1,529)	—	(1,529)	—

Net Loss Attributable to Rocky Mountain High Brands	$(918,713)	$(991,972)	$(2,849,143)	$(4,701,831)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted Average Shares Outstanding	121,033,557	81,798,422	109,033,820	74,150,686

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Operating Activities:
Net Loss	$(2,850,672)	$(4,701,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	146,017	390,758
Stock-based payments to vendors	—	67,750
Warrants and options issued for services rendered	—	91,982
Non-cash interest expense	919,013	3,638,816
Fees and penalties on debt	—	120,251
Noncash portion of gain on lawsuit judgment and legal settlement	(30,840)	(688,724)
(Gain) Loss on change in fair value of derivative liability	(124,304)	(2,059,621)
(Gain) Loss on extinguishment of debt	(689,991)	191,138
Bad debt expense	1,678	1,188
Depreciation and amortization expense	30,436	19,701
Impairment of goodwill and other intangibles	118,066	—
Inventory obsolescence	107,594	25,145
Changes in operating assets and liabilities:
Accounts receivable	(310,824)	(39,722)
Inventory	(239,084)	(54,458)
Prepaid expenses and other current assets	(116,211)	(39,878)
Other assets	1,852	(4,232)
Accounts payable and accrued liabilities	189,337	(60,428)
NET CASH USED IN OPERATING ACTIVITIES	(2,847,933)	(3,102,165)

Investing Activities:
Investments in other assets	(500)	(31,220)
Acquisition of property and equipment	—	(13,008)
NET CASH USED IN INVESTING ACTIVITIES	(500)	(44,228)

Financing Activities:
Proceeds from issuance of convertible notes	367,500	825,000
Repayment of convertible notes	—	(172,932)
Repayment of notes payable	(7,493)	(10,206)
Proceeds from issuance of common stock	1,943,551	2,558,045
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,303,558	3,199,907

INCREASE (DECREASE) IN CASH	(544,875)	53,514

CASH - BEGINNING OF PERIOD	613,686	16,983

CASH - END OF PERIOD	$68,811	$70,497

Supplemental cash flow information:
Cash paid for interest	$10,433	$10,567
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$188,870	$4,000,604
Common stock issued for acquisition	$—	$75,000
Debt and accrued interest converted for common stock	$271,189	$499,053
Derivative liability relieved upon conversion of related debt	$—	$3,021,935
Beneficial conversion feature recognized as debt discount	$367,500	$4,000,230

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three and Nine Months Ended September 30, 2019

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders’ Deficit	Noncontrolling Interests	Total Equity/(Deficit)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	$(702,555)	$—	$(702,555)
Shares issued for cash	7,813,337	7,813	—	—	—	—	—	—	1,009,233	—	1,017,046	—	1,017,046
Shares issued for compensation	25,403	25	—	—	—	—	—	—	3,976	—	4,001	—	4,001
Shares issued upon conversion of convertible notes	1,750,000	1,750	—	—	—	—	—	—	169,592	—	171,342	—	171,342
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	(1,263,260)	(1,263,260)	—	(1,263,260)
Balance - March 31, 2019	104,169,609	$104,170	—	$—	—	$—	—	$—	$35,404,015	$(36,281,611)	$(773,426)	$—	$(773,426)
Shares issued for cash	2,490,932	2,491	—	—	—	—	—	—	119,636	—	122,127	—	122,127
Shares issued upon conversion of convertible notes	2,315,980	2,316	—	—	—	—	—	—	15,213	—	17,529	—	17,529
Stock option forfeiture	—	—	—	—	—	—	—	—	7,530	—	7,530	—	7,530
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	367,500	—	367,500	—	367,500
Fractional shares issued as a result of the reverse stock split	3,470	3	—	—	—	—	—	—	(3)	—	—	—	—
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(667,170)	(667,170)	—	(667,170)
Balance - June 30, 2019	108,979,991	$108,980	—	$—	—	$—	—	$—	$35,913,891	$(36,948,781)	$(925,910)	$—	$(925,910)
Sweet Ally purchase of Sweet Rock, Inc. shares	—	—	—	—	—	—	—	—	—	—	—	495	495
Shares issued for cash	17,182,155	17,182	—	—	—	—	—	—	787,195	—	804,377	—	804,377
Warrant forfeiture	—	—	—	—	—	—	—	—	2,000	—	2,000	—	2,000
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	—	—	(918,713)	(918,713)	(1,529)	(920,242)
Balance - September 30, 2019	126,162,146	$126,162	—	$—	—	$—	—	$—	$36,703,086	$(37,867,494)	$(1,038,246)	$(1,034)	$(1,039,280)

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three and Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders’ Deficit	Noncontrolling Interests	Total Equity/(Deficit)
Balance - December 31, 2017	57,985,323	$57,985	1,000,000	$1,000	—	$—	—	$—	$24,561,530	$(31,662,414)	$(7,041,899)	$—	$(7,041,899)
Shares issued for cash	6,757,451	6,757	—	—	—	—	—	—	1,463,243	—	1,470,001	—	1,470,001
Shares issued for compensation	1,984,690	1,985	—	—	—	—	—	—	154,280	—	156,265	—	156,265
Shares issued upon conversion of convertible notes	8,440,262	8,440	—	—	—	—	—	—	3,363,554	—	3,371,994	—	3,371,994
Shares to vendors for services rendered	296,271	296	—	—	—	—	—	—	61,204	—	61,500	—	61,500
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	3,328,740	—	3,328,740	—	3,328,740
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	(2,332,064)	(2,332,064)	—	(2,332,064)
Balance - March 31, 2018	75,463,997	$75,464	1,000,000	$1,000	—	$—	—	$—	$32,932,550	$(33,994,478)	$(985,464)	$—	$(985,464)
Shares issued for cash	5,453,434	5,453	—	—	—	—	—	—	1,039,108	—	1,044,561	—	1,044,561
Shares issued for compensation	124,247	124	—	—	—	—	—	—	27,104	—	27,228	—	27,228
Options issued for compensation	—	—	—	—	—	—	—	—	44,476	—	44,476	—	44,476
Shares issued upon conversion of convertible notes	467,742	468	—	—	—	—	—	—	116,719	—	117,187	—	117,187
Shares to vendors for services rendered	20,547	21	—	—	—	—	—	—	3,729	—	3,750	—	3,750
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	—	—	(1,377,795)	(1,377,795)	—	(1,377,795)
Balance - June 30, 2018	81,529,967	$81,530	1,000,000	$1,000	—	$—	—	$—	$34,163,686	$(35,372,273)	$(1,126,057)	$—	$(1,126,057)
Shares issued for cash	289,116	289	—	—	—	—	—	—	43,194	—	43,483	—	43,483
Shares issued for compensation	25,757	26	—	—	—	—	—	—	3,764	—	3,790	—	3,790
Options issued for compensation	—	—	—	—	—	—	—	—	47,506	—	47,506	—	47,506
Shares issued upon conversion of convertible notes	3,305,360	3,305	—	—	—	—	—	—	508,118	—	511,423	—	511,423
Shares to vendors for services rendered	15,708	16	—	—	—	—	—	—	2,484	—	2,500	—	2,500
Shares issued for acquisition	373,134	373	—	—	—	—	—	—	74,627		75,000	—	75,000
Shares returned as part of legal settlement	(90,909)	(91)							(1,727)		(1,818)	—	(1,818)
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	671,490		671,490	—	671,490
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	—	—	(991,972)	(991,972)	—	(991,972)
Balance - September 30, 2018	85,448,133	$85,448	1,000,000	$1,000	—	$—	—	$—	$35,513,142	$(36,364,245)	$(764,655)	$—	$(764,655)

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

In March 2018, the Company launched the HEMPd brand with tinctures, gummies, water soluble drops, capsules, lotions, salves, and E-juice liquids. In October 2018, the Company introduced CBD-infused waters in four flavors and plans to introduce additional HEMPd product offerings in the future. HEMPd products are marketed through the Company’s Wellness For Life Colorado, Inc. subsidiary. In November 2018, the Company discontinued sales of its vape-related products.

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

RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water and plans to re-introduce its hemp-infused energy drinks later in 2019 or early 2020.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

The following table represents sales by sales channel for each of the periods:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Online	$30,356	$96,063	$127,667	$171,322
Private Label	322,000	—	322,000	—
Distributor	66	6,449	381	47,237
Retailer	1,441	14,605	16,816	22,142
Total	$353,863	$117,117	$446,864	$240,701

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2018	$376,172
Issued during the nine months ended September 30, 2019	$21,192
Exercises/Conversions	$(7,530)
Change in fair value recognized in operations	$(126,304)
Balance, September 30, 2019	$263,530

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2019:

Estimated Dividends	None
Expected Volatility	125.2%
Risk Free Interest Rate	1.88%
Expected term	.1 to 3.25 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) (Topic 840) Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for calendar year-end public companies on January 1, 2019. The Company’s status as an emerging growth company allows it to defer the adoption of this standard by one year and the Company has elected to do so. The Company plans to adopt this new standard on January 1, 2020. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. In August 2019 the Company recorded a $118,066 impairment on the intangible assets recorded as a result of the BFIT Brands, LLC acquisition in July 2018. No other impairment charges were recorded during the three and nine months ended September 30, 2019 and 2018.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $1,039,280 and an accumulated deficit of $37,867,494 as of September 30, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

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

NOTE 4 – Inventory

Inventory consists of the following:

	September 30, 2019	December 31, 2018
Finished inventory	$38,493	$84,730
Raw materials and packaging	239,719	61,992
Total	$278,212	$146,722

For the three and nine months ended September 30, 2019 the Company recorded inventory obsolescence expense of $107,594 for each period. This expense primarily represented the write-down of expired FitWhey beverages and ingredients, obsolete FitWhey labels, and other expired ingredients.

For the three and nine months ended September 30, 2018 the Company recorded inventory obsolescence expense of $13,721 and $25,145, respectively. The expense primarily represented the write-down of expired hemp-infused beverages and shots.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid officers’ compensation	$179,041	$291,617
Prepaid directors’ compensation	—	29,442
Prepaid production	167,400	—
Other prepaid expenses and current assets	52,000	67,015
Total	$398,441	$388,074

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Vehicles	$29,598	$29,598
Furniture and equipment	45,322	41,422
Personal computers	17,901	17,901
	92,821	88,921
Less: accumulated depreciation	70,116	54,641
Total	$22,705	$34,280

For the three months ended September 30, 2019 and 2018, depreciation expense was $3,550 and $4,367, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense was $11,554 and $16,679, respectively.

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

In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products until it develops a related hemp or CBD-infused product. As a result, the Company fully impaired the intangible assets related to its purchase of FitWhey. This resulted in an impairment charge of $118,066 for the three and nine months ended September 30, 2019. Because all intangible assets were 100% impaired, it was determined that completion of an outside valuation was no longer necessary.

The following represents the unaudited pro forma statement of operations of the Company for the three and nine months ended September 30, 2018 had FitWhey been acquired on January 1, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Sales	$121,911	$245,495
Cost of Sales	128,590	293,380
Inventory Obsolescence	13,721	25,145
Gross Profit (Loss)	(20,400)	(73,030)
Operating Expenses	1,165,093	3,436,516
Loss From Operations	(1,185,493)	(3,509,546)
Other (Income) Expenses	(179,411)	1,206,395
Loss Before Income Tax Provision	(1,006,082)	(4,715,941)
Income Tax Provision	—	—
Net Loss	$(1,006,082)	$(4,715,941)
Net Loss Per Common Share-Basic and Diluted	$(0.01)	$(0.06)
Weighted Average Shares Outstanding	81,798,422	74,150,686

NOTE 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$517,075	$308,717
Accrued compensation	30,000	25,500
Other accrued expenses	145,947	170,997
Total	$693,022	$505,214

NOTE 9 – Convertible Notes Payable

 Convertible notes payable consist of the following:

	Interest Rates	Term	Conversion Rates	September 30, 2019	December 31, 2018
GHS Investments, LLC (fixed conversion)	10%	.1 - .5 years	$0.03 - 0.05	$973,750	$871,079
LSW Holdings, LLC (variable conversion)	6%	—	(a)	179,000	179,000
Discount				(500,975)	(383,483)
Total				$651,775	$666,596

(a)	50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.045).

For the three months ended September 30, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $295,585 and $308,239, respectively. For the nine months ended September 30, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $928,142 and $1,048,765, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 10 – Notes Payable

Notes payable consist of the following:

	Interest Rate	Term	September 30, 2019	December 31, 2018
Notes payable	0%	Due	$30,000	$37,493

As of September 30, 2019, notes payable includes two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings. As of December 31, 2018, notes payable also includes a three-year note executed on September 1, 2016 relating to the purchase of used office furniture and equipment from our landlord. The Company executed the note payable in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634. The office furniture note was repaid in August 2019.

For the three months ended September 30, 2019 and 2018, interest expense on the furniture and equipment note was $0 and $559, respectively. For the nine months ended September 30, 2019 and 2018, interest expense on the furniture and equipment note was $197 and $1,779, respectively.

NOTE 11 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company has full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. The $466,300 is accounted for as Deferred Revenue as of September 30, 2019 and December 31, 2018 as production and delivery of finished product had not yet been completed.

NOTE 12 – Shareholders’ Deficit

Common Stock

As of September 30, 2019, the Company has 200,000,000 shares of common stock authorized and 126,162,146 shares issued and outstanding. On April 22, 2019 the Company effected a 1-for-20 reverse stock split. All common share amounts in this report reflect this stock split.

During the three months ended September 30, 2019 the Company issued 17,182,155 shares of common stock, all of which were issued for cash.

During the nine months ended September 30, 2019 the Company issued 31,581,277 shares of common stock, including 4,065,980 shares for convertible notes payable conversions, 27,486,424 shares for cash, and 25,403 shares for compensation. The remaining 3,470 shares were issued as a result of the Company’s reverse stock split, which was effective on April 22, 2019.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of September 30, 2019, of which 12,789,474 are specifically designated to a series of preferred stock and 7,210,526 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated, of which none were outstanding as of September 30, 2019 and December 31, 2018. LSW Holdings LLC was the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, had the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018 these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of September 30, 2019 and December 31, 2018.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of September 30, 2019 and December 31, 2018. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 2.5 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of September 30, 2019 and December 31, 2018. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 5 shares of common stock.

Series E Preferred Stock

On September 19, 2017, the Board of Directors approved a new Series E Preferred Stock. Holders of Series E Preferred Stock are entitled to cast 100 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Series E Preferred Stock is convertible to common stock on a 20:1 basis. On the same day, the Board granted our Chairman 789,474 shares of Series E Preferred stock as payment for his deferred compensation. On October 31, 2017, Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 39,474 shares of common stock. As of September 30, 2019 and December 31, 2018 there were no shares outstanding.

Warrants

During the nine months ended September 30, 2019 the Company granted no common stock warrants and none were exercised. During that period, 25,000 warrants were forfeited.

Options

During the nine months ended September 30, 2019 the Company granted 500,000 options to purchase common stock with a term of three years and an exercise price of $.06. The options never vested and were forfeited in May 2019. No options were exercised and no others were cancelled during the nine months ended September 30, 2019.

NOTE 13– Noncontrolling Interests

In July 2019, the Company invested $500 in Sweet Rock, LLC, a Michigan limited liability company. The Company owns 51% and Sweet Ally, Inc. (“Sweet Ally”) invested $495 and owns 49%. The Company consolidates the financial statements of Sweet Rock and accounts for Sweet Ally’s ownership as a noncontrolling interest. During the three and nine months ended September 30, 2019 Sweet Rock incurred marketing expenses of $3,120. This activity is included in the consolidated financial statements of the Company with corresponding noncontrolling interests.

NOTE 14– Concentrations

During the three months ended September 30, 2019 the Company’s two largest customers accounted for approximately 91% and less than 1% of sales, respectively. During the three months ended September 30, 2018, the Company’s two largest customers accounted for approximately 12% and 3% of sales, respectively.

During the nine months ended September 30, 2019 the Company’s two largest customers accounted for approximately 69% and 3% of sales, respectively. During the nine months ended September 30, 2018, the Company’s two largest customers accounted for approximately 6% and 6% of sales, respectively.

NOTE 15 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is

	Nine Months Ended
	September 30, 2019	September 30, 2018
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2019 and December 31, 2018 are:

	September 30, 2019	December 31, 2018
Deferred Tax Assets
Net Operating Losses	$4,400,000	$3,960,000
Less: Valuation Allowance	$(4,400,000)	$(3,960,000)
Deferred Tax Assets – Net	—	—

As of September 30, 2019 the Company had approximately $21,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, the Company has recorded no income tax expense during the three and nine months ended September 30, 2019.

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

NOTE 16 – Commitments

Office Leases

On September 5, 2019 the Company amended its corporate office lease. The amendment extended the lease, which had expired August 31, 2019, through February 29, 2020. Monthly payments are $8,065 plus certain maintenance fees.

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

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride is seeking monetary damages from the Company for breach of contract and the Company is seeking monetary damages against Lyonpride. The case has been referred to binding arbitration as referenced above. The parties are conducting discovery. The arbitration hearing has been rescheduled from November 5, 2019 to January 14, 2020.

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

Grisaffi has filed an appeal of the Default Judgment, and submitted his brief on or about February 28, 2019. The Company is prepared and filed its brief. Grisaffi did not appeal the Order Dismissing Derivative Claims. Grisaffi only seeks in his appeal to reverse in part the Default Judgment by striking the paragraph awarding monetary damages, leaving the remainder of the Default Judgment intact. Appellate briefs were filed, and the appeal was submitted to oral argument by the parties, with such arguments being heard by the Court of Appeals on November 6, 2019. The parties are awaiting the decision of the Court of Appeals.

RMHB is actively engaged in collection efforts on the Grisaffi Default Judgment.

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

The Final Judgment was entered against Lily Li and LSW Holdings, LLC. The Court incorporated the rulings of the February 4, 2019 Default Judgment into this Final Judgment, together with an award that RMHB have and recover, of and from, Lily Li and LSW Holdings, jointly and severally with Jerry Grisaffi, actual damages of $3.5 million for their knowing participation of Grisaffi’s breaches of fiduciary duties, breach of contract, fraudulent conveyances and unjust enrichment. The Court also awarded RMHB $88,000 in attorney fees, and the additional $10,000 in accordance with the previous Sanctions Order.

LSW Holdings and Lily Li filed a Motion for New Trial, which was overruled by operation of law, and failed to timely file a Notice of Appeal. RMHB will begin its collection efforts against LSW Holdings and Lily Li on the Final Judgment.

Rocky Mountain High Brands, Inc. v La Dolce Vita Trust and Christine Guthrie, In Her Capacity As Trustee, In The 382nd District Court of Rockwall County, Texas, Cause No. 1-18-1608.

This is a case whereby the Company is attempting to collect on the Default Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi. This case is currently set for trial for December 16, 2019.

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

NOTE 18 – Other (Income)/Expenses

Gain/Loss on Extinguishment of Debt

On May 6, 2019 the Company recorded a gain on the extinguishment of debt of $689,991 related to the amendment of convertible debt. The conversion ratio on all of the Company’s fixed convertible notes payable outstanding as of that date (principal amount of $909,000) was changed from $.005 to $.05 and the due dates were extended.

Gain on Lawsuit Judgment and Legal Settlement

On May 30, 2019 the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 6,750,000 shares of common stock. During the three and nine months ended September 30, 2018 the Company recorded gains totaling $688,724 in two separate legal proceedings, including a judgment against its former chairman that resulted in a $654,289 gain and a settlement with a former customer that resulted in a gain of $34,435.

NOTE 19 – Subsequent Events

Between October 1, 2019 and November 13, 2019 the Company issued 7,649,037 shares of common stock, all of which were for cash.

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

RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water and plans to re-introduce its hemp-infused energy drinks later in 2019 or early 2020.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Financial Summary

The Company’s sales for the three months ended September 30, 2019 were $353,863 compared to net sales of $117,117 for the three months ended September 30, 2018.

The Company’s net loss for the three months ended September 30, 2019 was $920,242 compared to a net loss of $991,972 for the three months ended September 30, 2018.

Sales

For the three months ended September 30, 2019 sales were $353,863 compared to net sales of $117,117 for the three months ended September 30, 2018, an increase of $236,746 or 202%. The sales increase was driven by the sale of private label beverages to a new customer. This increase was partially offset by a reduction in website sales due to the loss of the Company’s merchant services provider and lower Eagle Spirit Water sales in 2019. Website sales were negatively impacted by the loss of merchant services in the May 2019. A new merchant services provider that began processing in July 2019 proved to be unreliable so the Company made another change in October 2019. The Company completed a production run of its previously out-of-stock Eagle Spirit Water in late August 2019 that provided sales in September 2019. For the three months ended September 30, 2019 sales consisted of approximately 8% online sales, 91% private label sales, 0% distributor sales, and 1% direct to retailer sales, compared to approximately 79% online sales, 18% distributor sales, and 3% direct to retailer sales for the three months ended September 30, 2018.

Cost of Sales

For the three months ended September 30, 2019 cost of sales was $460,111 or 130% of sales, compared to $124,661 or 106% of sales for the three months ended September 30, 2018, an increase of $335,450 or 269%. The increase in 2019 was primarily due to the increase in sales for the same period. In 2019, $107,594 of cost of sales was due to inventory obsolescence compared to $13,721 in 2018. For the three months ended September 30, 2019 inventory obsolescence related to expired or unusable finished goods, ingredients, and packaging, primarily related to the FitWhey brand. In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand.

Operating Expenses

For the three months ended September 30, 2019, operating expenses were $836,669 or 236% of sales, compared to $1,163,839 or 994% of sales for the three months ended September 30, 2018. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the three months ended September 30, 2019, general and administrative expenses were $617,378 or 174% of sales, compared to $823,173 or 703% of sales for the three months ended September 30, 2018, a decrease of $205,795 or 25%. The decrease in general and administrative expenses in 2019 was primarily driven by decreases in compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the three months ended September 30, 2019, advertising and marketing expenses were $101,225 or 29% of sales, compared to $340,666 or 291% of sales for the three months ended September 30, 2018, a decrease of $239,441 or 70%. The decrease in advertising and marketing expenses in 2019 was due to the Company’s reduction in online advertising and marketing. This was primarily the result of the loss of Company’s ability to sell product on its HEMPd website after the loss of its merchant services provider. Also, private label customers are responsible for their own advertising so the Company does not bear those costs.

Impairment Expense

For the three months ended September 30, 2019, impairment expense was $118,066 or 33% of sales. There was no impairment expense for the three months ended September 30, 2018. The 2019 impairment expense was a result of management’s decision to suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand. The Company impaired all software, formula, trademark, and goodwill assets related to FitWhey.

Other (Income) Expense

Interest Expense

For the three months ended September 30, 2019, interest expense was $296,692, compared to $580,904 for the three months ended September 30, 2018, a decrease of $284,212. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt levels and activity in 2019.

Gain on Lawsuit Judgment and Legal Settlement

For the three months ended September 30, 2018, the Company recorded a gain on lawsuit judgment and legal settlement of $688,724 related to two separate legal proceedings, including a judgment against its former chairman that resulted in a $654,289 gain and a settlement with a former customer that resulted in a gain of $34,435. There were no such gains for the three months ended September 30, 2019.

Gain on Change in Fair Value of Derivative Liability

For the three months ended September 30, 2019, the Company recorded a gain on the change in fair value of derivative liability of $319,367 compared to a gain of $71,591 for the three months ended September 30, 2018. In 2019 the gain resulted from the decrease in the price of the Company’s underlying stock at the end of the period, which is used to calculate the fair value of the related derivative liability, thereby reducing the derivative liability resulting in a gain.

Income Taxes

For the three months ended September 30, 2019 and September 30, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Net Loss Attributable to Noncontrolling Interests

For the three months ended September 30, 2019 the Company incurred expenses of $3,120 in its 51%-owned subsidiary, Sweet Rock. The 49% allocated to noncontrolling interests was $1,529. There were no noncontrolling interests in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Financial Summary

The Company’s sales for the nine months ended September 30, 2019 were $466,864 compared to net sales of $240,701 for the nine months ended September 30, 2018.

The Company’s net loss for the nine months ended September 30, 2019 was $2,850,672 compared to a net loss of $4,701,831 for the nine months ended September 30, 2018.

Sales

For the nine months ended September 30, 2019 sales were $466,864 compared to net sales of $240,701 for the nine months ended September 30, 2018, an increase of $226,163 or 94%. The sales increase in 2019 was driven by the sale of private label beverages to a new customer. This increase was partially offset by a reduction in website sales due to the loss of the Company’s merchant services provider and lower Eagle Spirit Water sales in 2019. Website sales were negatively impacted by the loss of merchant services in the May 2019. A new merchant services provider that began processing in July 2019 proved to be unreliable so the Company made another change in October 2019. The Company completed a production run of its previously out-of-stock Eagle Spirit Water in late August 2019 that provided sales in September 2019. Due to production-related issues, the Company was out-of-stock of Eagle Spirit Water for most of 2019. For the nine months ended September 30, 2019 sales consisted of approximately 27% online sales, 69% private label sales, 0% distributor sales, and 4% direct to retailer sales, compared to approximately 71% online sales, 20% distributor sales, and 9% direct to retailer sales for the nine months ended September 30, 2018.

Cost of Sales

For the nine months ended September 30, 2019 cost of sales was $574,695 or 123% of sales, compared to $300,875 or 125% of sales for the nine months ended September 30, 2018, an increase of $273,820 or 91%. The increase in 2019 was primarily due to the increase in sales for the same period. In 2019, $107,594 of cost of sales was due to inventory obsolescence compared to $25,145 in 2018. For the nine months ended September 30, 2019 inventory obsolescence related to expired or unusable finished goods, ingredients, and packaging, primarily related to the FitWhey brand. In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand.

Operating Expenses

For the nine months ended September 30, 2019, operating expenses were $2,858,530 or 612% of sales, compared to $3,435,262 or 1427% of sales for the nine months ended September 30, 2018. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the nine months ended September 30, 2019, general and administrative expenses were $2,270,864 or 486% of sales, compared to $2,813,479 or 1169% of sales for the nine months ended September 30, 2018, a decrease of $542,615 or 19%. The decrease in general and administrative expenses in 2019 was primarily driven by decreases in compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the nine months ended September 30, 2019, advertising and marketing expenses were $469,600 or 101% of sales, compared to $621,783 or 258% of sales for the nine months ended September 30, 2018, a decrease of $152,183 or 24%. The decrease in advertising and marketing expenses in 2019 was due to the Company’s reduction in online advertising and marketing. This was primarily the result of the loss of Company’s ability to sell product on its HEMPd website after the loss of its merchant services provider. Also, private label customers are responsible for their own advertising so the Company does not bear those costs.

Impairment Expense

For the nine months ended September 30, 2019, impairment expense was $118,066 or 33% of sales. There was no impairment expense for the nine months ended September 30, 2018. The 2019 impairment expense was a result of management’s decision to suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand. The Company impaired all software, formula, trademark, and goodwill assets related to FitWhey.

Other (Income) Expense

Interest Expense

For the nine months ended September 30, 2019, interest expense was $929,446, compared to $3,763,602 for the nine months ended September 30, 2018, a decrease of $2,834,156. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt levels and activity in 2019.

(Gain) Loss on Extinguishment of Debt

For the nine months ended September 30, 2019, the Company recorded a gain on the extinguishment of debt of $689,991 related to the amendment of convertible debt. The conversion ratio on all of the Company’s fixed convertible notes payable outstanding as of May 6, 2019 was changed from $.005 to $.05 and the due dates were extended. The Company recorded a $191,138 loss on extinguishment of debt for the nine months ended September 30, 2018 as a result of the conversion of variable rate convertible notes payable into common stock.

Gain on Lawsuit Judgment and Legal Settlement

For the nine months ended September 30, 2019, the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 6,750,000 shares of common stock. For the nine months ended September 30, 2018, the Company recorded a gain on lawsuit judgment and legal settlement of $688,724 related to two separate legal proceedings, including a judgment against its former chairman that resulted in a $654,289 gain and a settlement with a former customer that resulted in a gain of $34,435.

Gain on Change in Fair Value of Derivative Liability

For the nine months ended September 30, 2019, the Company recorded a gain on the change in fair value of derivative liability of $124,304 compared to a gain of $2,059,621 for the nine months ended September 30, 2018. In both periods the gain resulted from the decrease in the price of the Company’s underlying stock at the end of the period, which is used to calculate the fair value of the related derivative liability, thereby reducing the derivative liability resulting in a gain.

Income Taxes

For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Net Loss Attributable to Noncontrolling Interests

For the nine months ended September 30, 2019 the Company incurred expenses of $3,120 in its 51%-owned subsidiary, Sweet Rock. The 49% allocated to noncontrolling interests was $1,529. There were no noncontrolling interests in 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had current assets of $1,071,934, consisting of cash of $68,811, accounts receivable (net) of $326,470, inventory of $278,212, and prepaid expenses and other current assets of $398,441. As of September 30, 2019, the Company had current liabilities of $2,170,032, consisting of accounts payable and accrued liabilities of $693,022, convertible notes payable (net) of $651,775, notes payable of $30,000, accrued interest of $65,405, deferred revenue of $466,300, and derivative liability of $263,530.

Cash flows from operating activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $2,847,933 compared to $(3,102,165) used during the nine months ended September 30, 2018. The change was principally driven by the 2019 increase in accounts receivable and the buildup of inventory and prepaid expenses and other current assets in anticipation of production runs.

Cash flows from investing activities

Net cash used in investing activities was $500 during the three months ended September 30, 2019. This represents the Company’s investment in Sweet Rock, LLC. During the nine months ended September 30, 2018 net cash used in investing activities was $44,228. In 2018, the Company invested $31,220 in new software for the HEMPd brand and acquired new computer equipment.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $2,303,558 compared to $3,199,907 during the nine months ended September 30, 2018. In 2019, proceeds of $1,943,551 were from the issuance of common stock compared to $2,558,045 in 2018. Also in 2019, the Company repaid $7,498 on notes payable compared to $10,206 in 2018. In 2019, the Company received proceeds of $367,500 related to the issuance of convertible notes payable compared to $825,000 in 2018. In 2018 the Company repaid $172,932 of convertible notes payable.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are convertible to common stock at a fixed prices ranging from $0.03 to $0.05 or at a discount to market price (as defined in the agreements) of 50%. As of September 30, 2019, the Company had total notes payable outstanding of $681,775 (net of discount).

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the remainder of 2019 and in 2020, primarily due to anticipated sales under our private label manufacturing contracts with CBD Alimentos SA de CV (“CBD Alimentos”) and Texas Wellness Center, Inc. (“Green Lotus”). Although the initial order from CBD Alimentos was expected during the second quarter of 2018, we received the initial order and a $466,300 deposit in December 2018. Due to production-related issues, we delayed the initial production run of 2,000,000 cans and now expect to begin production of the initial order in the fourth quarter of 2019. We completed the first production run of 200,000 cans of Green Lotus in September 2019 and expect additional purchase orders. We also expect revenue growth from our HEMPd branded CBD-infused flavored waters and other HEMPd branded products. Revenue from the HEMPd products is inherently difficult to project and will depend on the level of market acceptance and market penetration that can be achieved for these products.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,500,000 to $2,000,000. We plan to utilize the SPA executed with GHS in June 2018, as well as bridge financing, to raise the required capital.

Off Balance Sheet Arrangements

As of September 30, 2019, there are no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $1,039,280 and an accumulated deficit of $37,867,494 as of September 30, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Welch, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2019.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between August 13, 2019 and November 18, 2019:

Date	Name	Shares Issued	Issue Price	Description	Exemption
8/23/2019	GHS Investments	1,466,625	$ 0.050	Shares Sold	Rule 506
9/6/2019	GHS Investments	1,735,793	0.050	Shares Sold	Rule 506
9/20/2019	GHS Investments	1,592,938	0.039	Shares Sold	Rule 506
10/4/2019	GHS Investments	1,609,177	0.033	Shares Sold	Rule 506
10/17/2019	GHS Investments	1,947,826	0.029	Shares Sold	Rule 506
10/30/2019	GHS Investments	1,982,323	0.026	Shares Sold	Rule 506
11/12/2019	GHS Investments	2,109,711	0.026	Shares Sold	Rule 506

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date: November 19, 2019

By: /s/ Michael Welch

Michael Welch

Title: Chairman of the Board of Directors, President, and Chief Executive Officer

Date: November 19, 2019

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

