Form 10-K
period 2019-12-31
Rocky Mountain High Brands, Inc.
filed 2020-07-09
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission File Number: 000-55609

Rocky Mountain High Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0895673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9101 LBJ Freeway, Suite 420, Dallas, TX 75243 (Address of principal executive offices) (Zip code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $10,897,999 as of June 30, 2019, using the closing price of $0.10 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 284,451,184 of as of July 6, 2020.

EXPLANATORY NOTE

On March 30, 2020, Rocky Mountain High Brands, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

Dallas County, Texas, where the Company is headquartered, issued an order requiring all individuals anywhere in Dallas County to remain at home, with the sole exception of essential business and government services. As a result of this and other disruptions caused by the Covid-19 pandemic, the preparation of the Company’s Annual Report, including its financial statements, was delayed. Certain Company officers and management, as well as professional staff, were unable to conduct the work required to prepare and file the Company’s financial report for the year ended December 31, 2019 on a timely basis.

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

Item 1. Business Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, four wholly-owned subsidiaries, one majority-owned subsidiary, and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

•	Rocky Mountain High Brands, Inc., an active Nevada corporation (Parent)

•	Wellness For Life Colorado, Inc. (“WFLC”) (f/k/a Rocky Mountain Hemp Company and Wellness For Life, Inc.), an active Colorado corporation (Subsidiary)

•	Rocky Mountain Productions, Inc. (“RMPI”), an active Nevada corporation (Subsidiary)

•	Eagle Spirit Land & Water Company (“Eagle Spirit”), an active Oklahoma corporation (Subsidiary)

•	Rocky Mountain High Water Company, LLC (“WaterCo”), an active Delaware limited liability company (Subsidiary)

•	FitWhey Brands Inc. (“FitWhey”), an active Nevada corporation (Subsidiary)

•	Sweet Rock, LLC (“Sweet Rock”), an active Michigan limited liability company (Subsidiary)

•	Rocky Mountain High Clothing Company, Inc., an inactive Texas Corporation (Subsidiary)

•	Smarterita, LLC, an inactive Texas limited liability company (Subsidiary)

RMHB is a consumer goods company that specializes in the developing, manufacturing, marketing, and distributing high-quality, health conscious, hemp oil and hemp extract-infused products that span various categories including beverage, food, fitness, skin care, and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio. All products comply with federal regulations on hemp products and contain 0.0% tetrahydrocannabinol (“THC”), the psychoactive constituent of cannabis. Recently, through a newly created subsidiary of RMHB, Rocky Mountain Productions, Inc., the Company acquired a bottling and canning facility and is now also in the business of canning both its own beverages as well as canning beverages for other customers.  Furthermore, as a result of equipment included in the acquisition of the facility, RMHB is also in the business of bottling hand sanitizer.  Because of   the demand resulting with the COVID-19 pandemic, RMHB anticipates continuing in the bottling of hand sanitizer for the foreseeable future.

In March 2018, the Company launched the HEMPd brand with gummies, water soluble drops, capsules, tinctures, lotions, and salves. The Company introduced four flavors of HEMPd CBD-infused waters in 12 oz. cans in November 2018 and sold those beverages in carbonated and non-carbonated offerings in 2019.

In July 2018, the Company acquired the assets of BFIT Brands, LLC and formed a new subsidiary, FitWhey Brands LLC. FitWhey marketed a line-up of five water-based protein drinks that include caffeine and B vitamins. In August 2019 management determined the Company would suspend the production of FitWhey branded products until it develops a related hemp or CBD-infused product.

On June 12, 2019 the Company organized Sweet Rock, LLC (“Sweet Rock”), a 51% owned company, with Sweet Ally, Inc. Sweet Rock will manufacture and market CBD-infused chocolates, hard candies, and baked goods for distribution in the United States.

On April 29, 2020 the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly-owned Nevada corporation. On April 30, 2020, RMPI purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle products, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles.

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

FitWhey Brands Inc. (acquisition of the assets of BFIT Brands, LLC)

In July 2018, the Company purchased the assets of BFIT Brands, LLC, an Arizona-based company. The acquired assets include the cash, accounts receivable, inventory, FitWhey trademark, recipes and formulas of BFIT’s FitWhey branded water-based protein drinks containing caffeine and a vitamin-B pack. The Company paid $230,438 including common stock issued to the owners of BFIT of $75,000, forgiveness of a note receivable of $80,000 plus accrued interest of $438, and $75,000 to be paid to the owners of BFIT over time based on 5% of net sales of FitWhey products. The acquisition included $98,297 of assets including cash, accounts receivable, inventory, and prepaid production costs and $132,141 of intangible assets, including the FitWhey software, trademark, formulas, and goodwill.

In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products until it develops a related hemp or CBD-infused product. As a result, the Company fully impaired the intangible assets related to its purchase of FitWhey. This resulted in an impairment charge of $118,066 for the year ended December 31, 2019.

Raw Pharma, LLC (acquisition of certain assets of Raw Pharma, LLC)

On April 29, 2020 the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly-owned Nevada corporation. On April 30, 2020, RMPI purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility is located in Plano, Texas and has the capability to can and bottle products, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles.

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

•     Eagle Paa

•     FitWhey

Current Product Offerings

The Company’s Wellness For Life Colorado, Inc. subsidiary currently markets the following lineup of CBD-infused products under the HEMPd brand:

•

CBD-Infused Waters – The Company’s initial production run of CBD-Infused waters consisted of 12 oz. cans each containing 5mg of CBD. The Company has since raised the CBD content to 20mg per can in its subsequent production runs. The Company currently markets four flavors of carbonated and non-carbonated HEMPd CBD-Infused waters.

•	Gummies – Each bottle contains 30 gummies containing 25mg of full plant hemp extract in assorted flavors. Gummies are made to be chewed and ingested for absorption for hemp absorption.
•

Water Soluble Concentrate– Each bottle contains 1,500mg of full plant hemp extract. Consumers place approximately 8 drops of this water-soluble concentrate in 12-16 oz. of water for a daily dose of hemp.

•	Tinctures – Each bottle contains 300mg of full plant hemp extract. Consumers place these drops under their tongue.
•	Triple Relief Salve – Each jar contains 250mg of full plant hemp extract. The salve is used directly on skin for pain relief in muscles, bones and joints.
•	Serenity Hemp Lotion – Each bottle contains 250mg of full plant hemp extract. Lotion is meant to be applied to any part of the skin for absorption into your body.

Under its Rocky Mountain High Brands name, the Company marketed a lineup of five hemp-infused 16 oz. beverages in 2017 and 2018, including:

•	Naturally Flavored Citrus Energy Drink – A citrus energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients

•	Naturally Flavored Mango Energy Drink – A mango energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Low Calorie Coconut Energy Lime – A low-calorie coconut lime energy drink that contains 100mg of hempseed extract and is complemented with ginseng and guarana extract, caffeine and other ingredients.

•	Naturally Flavored Lemonade – A lemonade drink that contains 100mg of hempseed extract and is complemented with ginseng extract and other ingredients.

•	Naturally Flavored Black Tea – A black tea drink that contains 100mg of hempseed extract and is complemented with black tea and ginseng extract and other ingredients.

RMHB sold its remaining inventory of these products in March 2019.

Our Eagle Spirit Land and Water Company currently markets its naturally high alkaline spring water in two sizes: a 500ml (16.9 oz.) plastic bottle sold in cases of 24 and a 10-liter (2.64-gallon) Bag in a Box product. The Company also previously sold a 1-liter bottle in cases of 12.

Private Label

CBD Life

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Life’s exclusive supplier of such products. The beverages supplied to CBD Life will be private label products made to order for CBD Life, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Life towards the purchase of ingredients and packaging. CBD Life is required to maintain a positive cash balance in the account at all times. The Company will have full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Life’s initial purchase order, including a deposit of $466,300 was received in December 2018. The Company completed and delivered its initial production run of three flavors in December 2019.

Green Lotus

On February 21, 2019 the Company entered into a Beverage Manufacture and Supply Agreement with Texas Wellness Center, LLC, (“TWC”)(a subsidiary of GL Brands, Inc.) a marketer and distributor of hemp and CBD products under the “Green Lotus” brand. Under the agreement, the Company was named the exclusive supplier to TWC for CBD-infused beverages for the Green Lotus brand. In September 2019, the Company completed its initial 200,000 can production run and delivery of the Green Lotus branded beverages. In late 2019, TWC informed the Company that some of the cans developed leaks and were unsaleable. In May 2020, the Company agreed to a settlement and release agreement whereby the Company agreed to issue common stock to TWC in exchange for mutual releases.

Upcoming Product Offerings

In May 2020 the Company began producing hand sanitizer at its newly acquired facility in Plano, Texas.

The Company plans to continually update and improve its product offerings in accordance with consumer demand, changes in federal and local regulations, and internal research and development. Ongoing research and development costs are not expected to be material.

Sales Channels

The Company sells its company-branded products to retailers, distributors, and online directly to consumers via the Company’s websites www.HEMPd.com and www.EagleSpiritWater.com and Amazon and its non-company branded products to private label customers.

For the year ended December 31, 2019, sales by channel were 70% online, 13% distributor, 10% private label, and 7% retailer compared to 67% online, 21% distributor, and 12% retailer for the year ended December 31, 2018.

Outsourced Production and Storage Services

Through early 2018, Blues City Brewery, LLC (“Blues City”) in Memphis, Tennessee, a subsidiary of City Brewing Company, LLC, completed all beverage production and canning. The Company completed its last production run with Blues in 2018.

On January 9, 2019 the Company executed an agreement with Optimus Fulfill LLC (“Optimus”) in Coppell Texas to co-pack beverages. The Company did not complete any production runs with Optimus before Optimus filed for bankruptcy protection in 2019.

Since mid-2019, the Company has utilized Raw Pharma, a Plano, Texas-based canning facility for its 12 oz. and 16 oz. canned beverage products. On April 30, 2020 the Company purchased certain assets of Raw Pharma and agreed to assume Raw Pharma’s facility sublease. This facility is expected to provide enough beverage and hand sanitizer manufacturing capacity for the foreseeable future. The Company plans to utilize a portion of the space at this facility for the storage of ingredients, packaging, and finished goods, thereby eliminating or reducing the need to rent other storage space from third parties.

The Company utilizes numerous vendors for its nutraceutical products and to collaborate on product formulation. All formulas developed for the Company through outside vendors are the property of the Company.

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

The Company’s hemp and CBD products are derived from industrial hemp, not marijuana. There is a clear scientific distinction between the two plants: The Company’s products contain less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound found in marijuana. (Most marijuana contains over 10% THC). There is also a clear legal distinction between the two plants. While marijuana is illegal under U.S. federal law, the industrial hemp used in our products is 100% legal at the federal level. It is grown under a duly licensed state agricultural pilot program conducted by the Colorado Department of Agriculture, as authorized by the 2014 U.S. Farm Bill. The Farm Bill explicitly exempts hemp products from the definition of “marijuana” and explicitly exempts hemp products from the purview and regulation of the Controlled Substances Act. Furthermore, the 2016 Omnibus Appropriations Act specifically instructs federal agencies not to interfere with the transport or sale of pilot program hemp products such as the ones sold by the Company. The 2018 Farm Bill specifically removed hemp from Schedule 1 of the Controlled Substances Act. The law also prohibits states from interfering with the transportation of hemp and hemp products from one state to another.

Our beverage products are not subject to direct FDA approval as the FDA does not perform review testing or approval of food, beverages or dietary supplements. The FDA requires that we manufacture our products in commercial manufacturing facilities that are annually audited to ensure that they pass inspection based on Good Manufacturing Practices for food safety.

Employees and Independent Contractors

The Company currently has three officers and two non-officer employees. The Company uses independent contractors, when necessary, to support operational or back-office functions.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. Please see our Registration Statement on Form S-1/A filed June 12, 2019 to review our current risk factors.

Item 2. Properties

At present, we do not own any real property. As of December 31, 2019, we leased approximately 7,000 square feet of office space for our corporate offices. Our lease period began on September 1, 2016 and terminated on August 31, 2019. Payments under the lease are as follows:

Lease Period	Base Rent (monthly)
9/1/2016 to 8/31/2017	$7,715.00
9/1/2017 to 8/31/2018	$7,972.17
9/1/2018 to 8/31/2019	$8,229.33

On September 5, 2019 the Company executed a six-month extension of its corporate office lease at $8,065 per month plus common area maintenance. The lease expired on February 29, 2020.

On February 28, 2020 the Company executed a six-month extension of its corporate office lease. The lease includes new space within the same office building at a monthly payment of $3,549 per month plus common area maintenance.

On January 18, 2018, WFLC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments were $91. The lease automatically renews for 12 months each January. Monthly payments in 2019 were $101.

The Company leases the following warehouse space on a month-to-month basis:

•	Legendz Way Distribution Solutions, Grand Prairie, Texas – We lease space on a month-to-month basis for both CBD-infused beverages and spring water.

Our monthly rent varies depending on how much inventory is stored. Inventory levels fluctuate based on production and sales.

In April 2020 the Company executed an agreement to purchase certain assets from Raw Pharma, LLC (“Raw Pharma”). The agreement included the sublease of Raw Pharma’s production facility. The Company plans to utilize a portion of the space at this facility for the storage of ingredients, packaging, and finished goods, thereby eliminating or reducing the need to rent other storage space from third parties.

Item 3. Legal Proceedings

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C, now Lyonpride Music LLC v Rocky Mountain High Brands, Inc., Before the American Arbitration Association, 01-18-0003-1428.

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride sought monetary damages from the Company for breach of contract and the Company sought monetary damages against Lyonpride. The parties have settled the matter and are in the process of finalizing settlement documents. The settlement documents have had to be modified because of the Covid 19 issue as a portion of the settlement relates to performance by Lyonpride and the scheduling of the performance has had to be extended.

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

The Company sought the return of the Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board. The Company further alleged, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself.

On August 30, 2018, the Trial Court in the 192nd District Court of Dallas County, Texas entered a final judgment in the Company’s favor and against Grisaffi in the amount of $3,500,000 for fraud, breach of fiduciary duty, and conversion with respect to the Series A preferred stock. The Court further voided ab initio the Series A Preferred Shares. The Court further ruled that Grisaffi take nothing by his counterclaims in the case.

In The Court Of Appeals For The Fifth District Of Texas Dallas, Texas, Jerry Grisaffi, Appellant v. Rocky Mountain High Brands, Inc, f/k/a Republic of Texas Brands, Inc., Appellee, No. 05-18-01020-CV.

Grisaffi appealed the Judgment described above. The Court of Appeals affirmed in part and reversed in part the Judgment and remanded it to the trial court for the purpose of the Company electing its remedy. The Company has elected its remedy of the $3,500,000 judgment against Grisaffi. Grisaffi has again appealed this matter. On November 19, 2019, Grisaffi filed a chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas, Case No. 19-33855-sgj. The Company has filed an Adversary Proceeding to deny Grisaffi the ability to discharge the judgment and has filed a motion to remove Grisaffi as the debtor in possession or to convert the case to a Chapter 7. The case has been converted by the Bankruptcy Court to a Chapter 7 case.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018. In this case, on August 12, 2019 the Court entered as Final Judgment, against Lily Li and LSW, holding that all Series A Preferred Shares in RMHB, including the shares issued to Grisaffi and later sold by him to LSW evidenced by Stock Certificate N0. 604 issued by RMHB, to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated. The Court further entered joint and several judgments against Lily Li and LSW Holdings LLC for $3,500,000, which was also joint and several with the Final Judgment against Grisaffi. This Final Judgment against Lily Li and LSW Holdings, LLC is final for all purposes and was not appealed. The Company plans to outsource the collection of this Judgment. The remaining Defendants settled with the Company by either returning shares of stock in the Company or paying a settlement sum to the Company which totaled $200,000. Other than collection of the Judgment this matter has been finalized.

Rocky Mountain High Brands, Inc. v La Dolce Vita Trust and Christine Guthrie, In Her Capacity As Trustee, In The 382nd District Court of Rockwall County, Texas, Cause No. 1-18-1608.

This is a case whereby the Company is attempting to collect on the Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi. Grisaffi is attempting to stay this case with his bankruptcy, the Company will seek an order from the Bankruptcy Court to continue in this case, or will work in conjunction with the Trustee appointed in the Chapter 7 case on this matter

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New York, County of Ulster, Case No. 18-4416.

The Plaintiff sued the Company, seeking $21,000 in damages for breach of contract. The Company contested that claim in its entirety and filed a counterclaim against the Plaintiff for an unspecified amount of damages. The parties have settled this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds Between November 19, 2019 and June 1, 2020:

Date	Name	Shares Issued	Issue Price	Description	Exemption
11/26/2019	GHS Investments	3,012,473	$ 0.026	Shares Sold	Rule 506
12/10/2019	GHS Investments	1,090,974	0.017	Shares Sold	Rule 506
1/14/2020	GHS Investments	3,980,411	0.030	Note Payable Conversion	Rule 506
3/17/2020	GHS Investments	3,156,673	0.020	Note Payable Conversion	Rule 506
3/20/2020	Charles Smith	500,000	0.020	Preferred Stock Conversion	Rule 506
3/20/2020	Charles Smith	4,895,286	0.020	Services Rendered	Section 4(2)
3/20/2020	John Kuhlke	802,700	0.020	Services Rendered	Section 4(2)
3/31/2020	GHS Investments	5,300,000	0.010	Note Payable Conversion	Rule 506
4/8/2020	Eagle Processing & Distribution	50,000,000	0.021	Services Rendered	Section 4(2)
4/13/2020	Michael Welch	7,000,000	0.017	Services Rendered	Section 4(2)
4/13/2020	David Seeberger	7,000,000	0.017	Services Rendered	Section 4(2)
4/13/2020	Jens Mielke	7,000,000	0.017	Services Rendered	Section 4(2)
4/13/2020	Dean Blythe	750,000	0.017	Services Rendered	Section 4(2)
4/13/2020	Kathy Fernandez	250,000	0.017	Services Rendered	Section 4(2)
4/13/2020	Oscar Herrera	250,000	0.017	Services Rendered	Section 4(2)
4/29/2020	GHS Investments	6,000,000	0.010	Note Payable Conversion	Rule 506
5/6/2020	Raw Pharma, LLC	27,000,000	0.017	Business Acquisition	Rule 506
5/6/2020	GL Brands, Inc.	17,500,000	0.017	Legal Settlement	Rule 506
5/12/2020	Don Rodgers	150,000	0.022	Services Rendered	Section 4(2)
5/21/2020	GHS Investments	3,976,484	0.010	Note Payable Conversion	Rule 506
5/21/2020	CHET-5 BROADCASTING, L.P.	425,000	0.022	Legal Settlement	Rule 506

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system (www.otcmarkets.com) under the trading ticker “RMHB.” The following tables set forth the range of high and low prices for our common stock for the two years ended December 31, 2019, as reported on the OTC Market Group’s quotation system. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Sale Price	Low Sale Price
March 31, 2018	$0.61	$0.24
June 30, 2018	$0.34	$0.20
September 30, 2018	$0.27	$0.15
December 31, 2018	$0.33	$0.15
March 31, 2019	$0.28	$0.08
June 30, 2019	$0.27	$0.04
September 30, 2019	$0.13	$0.05
December 31, 2019	$0.05	$0.02

On July 6, 2020, the last sales price per share of our common stock was $0.026.

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

Securities Authorized for Issuance under Equity Compensation Plans

On March 17, 2017, our Board of Directors approved the Rocky Mountain High Brands, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”). The purpose of the Incentive Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. Initially, the Board authorized 1,750,000 shares of the Company’s common stock to be included in the Plan. The Board of Directors awards these shares at its sole discretion. On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 3,250,000. On December 19, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 5,000,000.

During the year ended December 31, 2019, the Company issued 125,000 options to purchase common stock to an employee. The employee was terminated during 2019 and the options were forfeited prior to vesting. The options had a vesting schedule of 2 years and an exercise price of $.20. Also during 2019, former members of the Board of Directors and consultants forfeited 2,312,839 options to purchase common stock. As of December 31, 2019 are were no options issued and outstanding.

During the year ended December 31, 2018, the Company issued 678,339 options to purchase common stock. The options had an exercise price of $.06 and vested immediately. During the year ended December 31, 2018, 1,755,000 options were exercised and none were forfeited. As of December 31, 2018, there were 2,312,839 options issued and outstanding.

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

Overview

The Company generates revenue from finished product sales to distributors (resellers), private label customers, retailers, and consumers. The wholesale market for the Company’s products includes all retailers in the convenience and grocery store channels as well as certain specialty retail niche markets including health food, “smoke shop,” and novelty stores. Additionally, the Company has an online retail presence via our Company websites and Amazon.com and via our Company websites. We custom manufacture beverages for private label customers that own their brand, but don’t have manufacturing capabilities or prefer to outsource the production of their products.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Financial Summary

The Company’s sales for the year ended December 31, 2019 were $205,250 compared to $379,238 for the year ended December 31, 2018.

The Company’s net loss for the year ended December 31, 2019 was $5,270,917 compared to a net loss of $3,355,937 for the year ended December 31, 2018.

Sales

For the year ended December 31, 2019, sales were $205,250 compared to $379,238 for the year ended December 31, 2018, a decrease of $173,988 or 46%. The sales decrease was driven by a reduction in HEMPd website sales due to the loss of the Company’s merchant services provider and lower Eagle Spirit Water sales in 2019, partially offset by the sales from the first shipment of product to CBD Life, our Mexican private label customer. HEMPd website sales were negatively impacted by the loss of merchant services in the May 2019. A new merchant services provider that began processing in July 2019 proved to be unreliable so the Company made another change in October 2019. Additionally, the Company decided to no longer use its wellness products co-packer, which resulted in less available product to sell. The Company completed a production run of its previously out-of-stock Eagle Spirit Water in late August 2019. This was the first production run of Eagle Spirit Water in 2019. Lastly, the Company sold off the remaining inventory of its Rocky Mountain High branded hemp-infused energy drinks in the first half of 2019.

In September 2019, the Company completed its initial production run and delivery of Green Lotus branded CBD-infused canned beverages for its private label customer, Texas Wellness Center (“TWC”), a subsidiary of GL Brands, Inc. In late 2019, TWC informed the Company that some of the cans developed leaks and were unsaleable. In May 2020, the Company agreed to a settlement and release agreement whereby the Company agreed to issue common stock to TWC in exchange for mutual releases. The Company recorded this settlement in 2019 as a refund of the sales price of $322,000 that had been recorded as revenue in September 2019.

For the year ended December 31, 2019, sales by channel were 70% online, 13% distributor, 10% private label, and 7% retailer compared to 67% online, 21% distributor, and 12% retailer for the year ended December 31, 2018.

Cost of Sales

For the year ended December 31, 2019, cost of sales was $741,136 or 361% of sales, versus $410,818 or 108% of sales for the year ended December 31, 2018, an increase of $330,318 or 80%. The increase in cost of sales primarily related to the production costs for the TWC production run in September 2019. The related sale was refunded as a result of the defective product, but the production costs were recognized in 2019.

In 2019 the Company recorded inventory obsolescence expense of $130,364 compared to $25,145 in 2018. In 2019 the obsolescence related to expired or unusable finished goods, ingredients, and packaging, primarily related to the FitWhey brand. In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand. In 2018 the obsolescence expense related primarily to E-Juice and vape products that the Company no longer carries.

Operating Expenses

For the year ended December 31, 2019, operating expenses were $3,859,354, compared to $4,523,108 for the year ended December 31, 2018, a decrease of $663,754 or 15%. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the year ended December 31, 2019, general and administrative expenses were $3,098,964 or 1510% of sales compared to $3,689,175 or 973% of sales for the year ended December 31, 2018, a decrease of $590,211 or 16%. The decrease in general and administrative expenses in 2019 was primarily driven by decreases in compensation, partially offset by increases in legal expenses and research and development costs.

Advertising and Marketing

For the year ended December 31, 2019, advertising and marketing expenses were $642,324 or 313% of sales, compared to $833,933 or 220% of sales for the year ended December 31, 2018, a decrease of $191,609 or 23%. The decrease in advertising and marketing expenses in 2019 was a result of the Company’s reduction in online advertising and marketing. This was primarily the result of the loss of Company’s ability to sell product on its HEMPd website after the loss of its merchant services provider. Also, private label customers are responsible for their own advertising so the Company does not bear those costs.

Impairment Expense

During the year ended December 31, 2019, impairment expense was $118,066. There was no impairment expense for the year ended December 31, 2018. The 2019 impairment expense was a result of management’s decision to suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand. The Company impaired all software, formula, trademark, and goodwill assets related to FitWhey.

Other (Income) Expense

Interest Expense

For the year ended December 31, 2019, interest expense was $877,740, compared to $1,275,693 for the year ended December 31, 2018, a decrease of $397,953 or 31%. The decrease in interest expense, which includes the amortization of the discount on convertible debt, beneficial conversion features on convertible debt, and interest on newly issued convertible debt was due to decreased debt activity in 2019.

Loss on Extinguishment of Debt

For the year ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $172,910 related to the amendment and extinguishment of convertible notes payable. For the year ended December 31, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the extinguishment of convertible notes payable.

Gain on Lawsuit Judgment and Legal Settlement

During the year ended December 31, 2019 the Company recorded a net Gain on Lawsuit and Legal Settlement of $200,817. On May 30, 2019 the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 337,500 shares of common stock. In December 2019 the Company agreed to pay $30,023 to settle its lawsuit with LyonPride Music, LLC.

During the year ended December 31, 2018 the Company recorded a net Gain on Lawsuit and Legal Settlement of $689,724. In August 2018, the Company recorded a $654,289 gain related to the lawsuit judgment the Company received against Jerry Grisaffi, our former Chairman of the Board. The Company de-recognized two notes payable to Mr. Grisaffi, plus accrued interest, in the amount of $418,865, and de-recognized the related derivative liability of $235,424. In September 2018, the Company executed a settlement with Statewide Beverage and recorded a gain on legal settlement of $34,435. As part of the settlement, the Company received 90,909 of its common shares that had previously been issued to the owners of Statewide Beverage and cancelled them. The Company also recorded the extinguishment of liabilities that had been recorded at the time of the sale of product to Statewide Beverage in 2016. In November 2018, the Company recorded a gain related to the lawsuit judgment the Company received against LSW in the amount of $1,000 related to a court order to void the Series A Preferred Stock initially issued to the Company’s former Chairman of the Board and later purchased by LSW. The $1,000 gain represents the par value of the 1,000,000 shares cancelled.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the year ended December 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $25,844 compared to a gain of $1,975,858 for the year ended December 31, 2018. In 2019 the loss resulted from the impact of a decrease in the price of the Company’s common stock and its impact on convertible debt, while in 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the year to the end of the year.

Income Taxes

For the years ended December 31, 2019 and December 31, 2018, the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Net Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2019 the Company incurred marketing expenses of $8,398 in its 51%-owned subsidiary, Sweet Rock. The 49% allocated to noncontrolling interests was $4,123. There were no noncontrolling interests in 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had current assets of $499,003, consisting of cash of $68,080, accounts receivable (net) of $18,162, inventory of $238,035, and prepaid expenses and other current assets of $174,726. As of December 31, 2019, we had current liabilities of $3,168,310, consisting of accounts payable and accrued liabilities of $1,143,217, related party payables of $30,406, convertible notes payable (net) of $1,008,950, notes payable of $30,000, accrued interest of $96,134, deferred revenue of $445,925, and derivative liability of $413,678.

Cash flows from operating activities

Net cash used in operating activities during the year ended December 31, 2019 was $3,267,564 compared to $3,728,782 during the year ended December 31, 2018. In both years, the Company used funds for advertising, promotions, storage, and administrative expenses.

Cash flows from investing activities

Net cash provided by investing activities during the year ended December 31, 2019 was $6,667 compared to net cash used in investing activities of $33,915 during the year ended December 31, 2018. In 2019 the cash provided was due to the disposal of a company van. In 2018 the cash used was due to software expenditures for the Company’s new HEMPd.com website. Property and equipment purchased in 2018 consisted of office and computer equipment.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2019 was $2,715,291 compared to $4,359,400 during the year ended December 31, 2018. In 2019, proceeds of $367,500 were from the issuance of convertible notes payable compared to $877,500 in 2018. In 2019 the Company repaid $7,493 of notes payable compared to $14,672 in 2018. In 2019 the Company received proceeds of $100,000 from the sale of the newly designated Series F Preferred Stock. In the years ended December 31, 2019 and 2018, the Company received proceeds from sales of common stock of $2,255,284 and $3,669,504, respectively.

Material Indebtedness

As of December 31, 2019 and 2018, the Company’s outstanding debt, net of discounts, totaled $1,038,950 and $704,089, respectively. The increase in debt during the year ended December 31, 2019 resulted from the modification of notes payable.

As of December 31, 2019, convertible promissory notes payable were convertible for common stock at fixed prices ranging from $.02 to $.03 or at a discount to market price, as defined, of 50%.

As of December 31, 2018, convertible promissory notes payable were convertible for common stock at fixed prices ranging from $.10 to $.16 or at a discount to market price, as defined, of 50%.

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

Future Liquidity Requirements

During the year ending December 31, 2020, the Company expects to have positive cash flows from operations. Depending on timing of cash flows from the manufacturing facility acquired in April 2020, the Company will need debt or equity financing, particularly for equipment and short-term operational needs. We expect any operational cash needs will be met by our current funding arrangements with GHS Investments, LLC or other sources.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a total shareholders’ deficit of $2,662,351 and an accumulated deficit of $40,285,145 as of December 31, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

During 2019 the Company funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020 the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019 with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

The Company’s business has been adversely affected by the instability, disruption, and quarantine restrictions caused by the recent COVID-19 pandemic. The COVID-19 pandemic may cause customers to suspend their decisions on ordering our products, make it impossible to attend or sponsor trade shows or other conferences in which our products are presented to distributors, customers and potential customers, for our customers to visit our physical location, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods, or commitments to develop new brands and private label products.

Significant disruptions to communications and travel, including travel restrictions and other protective quarantine measures against COVID-19 by governmental agencies, have increased the difficulty in delivering goods to our customers and could ultimately make such deliveries impossible. Travel restrictions and protective measures against COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations.

The COVID-19 pandemic has added uncertainty to the financial markets that the Company relies on for its operating and investment funding. It has also negatively impacted the Company’s ability to meet its external financial reporting deadlines.

Critical Accounting Policies

A Critical Accounting Policy is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company’s business may be adversely affected by the instability, disruption, and quarantine restrictions caused by the recent COVID-19 pandemic. The COVID-19 pandemic may cause customers to suspend their decisions on ordering our products, make it impossible to attend or sponsor trade shows or other conferences in which our products are presented to distributors, customers and potential customers, for our customers to visit our physical location, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods, or commitments to develop new brands and private label products.

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it impossible for us to deliver goods to our customers. Travel restrictions and protective measures against COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations.

The COVID-19 pandemic has added uncertainty to the financial markets that the Company relies on for its operating and investment funding. It has also negatively impacted the Company’s ability to meet its external financial reporting deadlines.

The extent to which COVID-19 impacts our business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

The change in the Level 3 financial instruments is as follows:

Balance, January 1, 2018	$5,609,389
Issued	—
Exercises/Conversions	(3,257,359)
Change in fair value recognized in operations	(1,975,858)
Balance, December 31, 2018	$376,172
Issued	21,193
Exercises/Conversions/Expirations	(9,531)
Change in fair value recognized in operations	25,844
Balance, December 31, 2019	$413,678

 The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Estimated dividends	None	None
Expected volatility	137%	106%
Risk free interest rate	1.47%	2.41%
Expected term	.1 to 3.25 years	1 to 4.0 years

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted Topic 842, as amended, on January 1, 2020. Upon adoption, the Company did not have any leases that would require recognition on the its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

In July 2018, the FASB issued ASU 2018-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for the Company beginning January 1, 2020. Management does not believe that ASU 2018-11 will have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Prager Metis, CPAs, LLC, Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018
F-3	Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018
F-4	Consolidated Statements of Shareholder’s Deficit for the years ended December 31, 2019 and December 31, 2018
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018
F-6	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocky Mountain High Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain High Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, shareholders’ deficit and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a shareholders’ deficit of $2,622,351 and an accumulated deficit of $40,285,145 as of December 31, 2019 and has generated operating losses since inception. These factors among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Basking Ridge, New Jersey

July 8, 2020

 Rocky Mountain High Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

CURRENT ASSETS

Cash	$68,080	$613,686
Accounts Receivable, net of allowance of $0 and $5,275, respectively	18,162	17,324
Inventory	238,035	146,722
Prepaid Expenses and Other Current Assets	174,726	388,074
TOTAL CURRENT ASSETS	499,003	1,165,806

Property and Equipment, net	19,342	34,280
Intangible Assets	13,008	148,647
Other Assets	14,606	26,245

TOTAL ASSETS	$545,959	$1,374,978

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$1,143,217	$505,214
Related Party Payables	30,406	—
Convertible Notes Payable, net of debt discount	1,008,950	666,596
Notes Payable	30,000	37,493
Accrued Interest	96,134	25,758
Deferred Revenue	445,925	466,300
Derivative Liability	413,678	376,172
TOTAL CURRENT LIABILITIES	3,168,310	2,077,533

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Preferred Stock - Series F - Par Value of $.001; 1,680 shares designated; 130 shares issued and outstanding as of December 31, 2019 and no shares issued and outstanding as of December 31, 2018	—	—
Preferred Stock - Series G - Par Value of $.001; 10,000 shares designated; 10,000 shares issued and outstanding as of December 31, 2019 and no shares issued and outstanding as of December 31, 2018	10	—
Common Stock - Par Value of $.001; 200,000,000 shares authorized; 137,914,630 shares issued and outstanding as of December 31, 2019; 94,580,869 shares issued and outstanding as of December 31, 2018	137,915	94,581
Additional Paid-In Capital	37,528,496	34,221,215
Accumulated Deficit	(40,285,145)	(35,018,351)
Total Rocky Mountain High Brands Shareholders' Deficit	(2,618,724)	(702,555)
Noncontrolling Interests	(3,627)	—
TOTAL SHAREHOLDERS' DEFICIT	(2,622,351)	(702,555)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$545,959	$1,374,978

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2019	December 31, 2018

Sales	$205,250	$379,238

Cost of Sales	610,772	385,673
Inventory Obsolescence	130,364	25,145

Gross Loss	(535,886)	(31,580)

Operating Expenses
General and Administrative	3,098,964	3,689,175
Advertising and Marketing	642,324	833,933
Impairment Expense	118,066	—
Total Operating Expenses	3,859,354	4,523,108

Loss from Operations	(4,395,240)	(4,554,688)

Other (Income)/Expenses:
Interest Expense	877,740	1,275,693
Loss on Extinguishment of Debt	172,910	191,138
Gain on Lawsuit Judgment and Legal Settlement	(200,817)	(689,724)
(Gain) Loss on Change in Fair Value of Derivative Liability	25,844	(1,975,858)
Total Other (Income) Expenses	875,677	(1,198,751)

Loss Before Income Tax Provision	(5,270,917)	(3,355,937)

Income Tax Provision	—	—

Net Loss	$(5,270,917)	$(3,355,937)

Net Loss Attributable to Noncontrolling Interests	(4,123)	—

Net Loss Attributable to Rocky Mountain High Brands	$(5,266,794)	$(3,355,937)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Shares Outstanding	115,143,080	80,285,967

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock		Series A Preferred		Series C Preferred		Series E Preferred		Series F Preferred		Series G Preferred			Accumulated	Total RMHB Shareholders'	Noncontrolling	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Deficit	Interests	Deficit
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	$(702,555)	$—	$(702,555)
Sweet Ally purchase of Sweet Rock, Inc. shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	496	496
Shares issued for cash	39,238,908	39,239	—	—	—	—	—	—	130	—	—	—	2,316,046	—	2,355,284	—	2,355,284
Shares issued for compensation	25,403	25	—	—	—	—	—	—	—	—	10,000	10	13,966	—	14,002	—	14,002
Shares issued upon conversion of convertible notes	4,065,980	4,066	—	—	—	—	—	—	—	—	—	—	222,615	—	226,681	—	226,681
Fractional shares issued as a result of the reverse stock split	3,470	4	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—
Stock option forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	9,530	—	9,530	—	9,530
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	745,128	—	745,128	—	745,128
Net loss for the year ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,266,794)	(5,266,794)	(4,123)	(5,270,917)
Balance - December 31, 2019	137,914,630	$137,915	—	$—	—	$—	—	$—	130	$—	10,000	$10	$37,528,496	$(40,285,145)	$(2,618,724)	$(3,627)	$(2,622,351)

	Common Stock		Series A Preferred		Series C Preferred		Series E Preferred		Series F Preferred		Series G Preferred			Accumulated	Total RMHB Shareholders’	Noncontrolling	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Deficit	Interests	Deficit
Balance - December 31, 2017	57,985,323	$57,985	1,000,000	$1,000	—	$—	—	$—	—	$—	—	$—	$24,561,530	$(31,662,414)	$(7,041,899)	$—	$(7,041,899)
Shares issued for cash	19,302,572	19,303	—	—	—	—	—	—	—	—	—	—	3,650,200	—	3,669,503	—	3,669,503
Shares issued for compensation	679,873	680	—	—	—	—	—	—	—	—	—	—	157,507	—	158,187	—	158,187
Shares issued for stock option exercises	1,454,820	1,455	—	—	—	—	—	—	—	—	—	—	27,641	—	29,096	—	29,096
Options issued for compensation	—	—	—	—	—	—	—	—	—	—	—	—	108,205	—	108,205	—	108,205
Shares issued upon conversion of convertible notes	14,468,528	14,469	—	—	—	—	—	—	—	—	—	—	4,006,796	—	4,021,265	—	4,021,265
Shares to vendors for services rendered	407,527	408	—	—	—	—	—	—	—	—	—	—	81,855	—	82,263	—	82,263
Shares issued for acquisition	373,134	373	—	—	—	—	—	—	—	—	—	—	74,627	—	75,000	—	75,000
Shares returned as part of lawsuit judgment and legal settlement	(90,909)	(91)	(1,000,000)	(1,000)	—	—	—	—	—	—	—	—	(1,727)	—	(2,818)	—	(2,818)
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	1,554,580	—	1,554,580	—	1,554,580
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,355,937)	(3,355,937)	—	(3,355,937)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	$(702,555)	$—	$(702,555)

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Rocky Mountain High Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2019	December 31, 2018

Operating Activities:
Net Loss	$(5,270,917)	$(3,355,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	191,824	456,007
Stock-based payments to vendors	—	80,445
Warrants and options issued for services rendered	—	108,205
Non-cash interest expense	865,926	1,160,857
Fees and penalties on debt	—	120,251
Noncash portion of gain on lawsuit judgment and legal settlement	—	(689,724)
Loss on change in fair value of derivative liability	25,844	(1,975,858)
Loss on extinguishment of debt	172,910	191,138
Bad debt expense	1,678	1,536
Depreciation and amortization expense	36,401	34,423
Impairment of goodwill and other intangibles	118,066	—
Inventory obsolescence	130,364	25,145
Changes in operating assets and liabilities:
Accounts receivable	(2,516)	(16,017)
Inventory	(221,676)	(89,556)
Prepaid expenses and other current assets	35,524	(22,076)
Other assets	972	(12,765)
Accounts payable and accrued liabilities	638,005	(211,156)
Related party payables	30,406	—
Deferred revenue	(20,375)	466,300
NET CASH USED IN OPERATING ACTIVITIES	(3,267,564)	(3,728,782)

Investing Activities:
Investments in Sweet Rock, LLC	(500)	—
Investments in other assets	—	(31,220)
Cash acquired in business acquisition	—	15,612
Acquisition of property and equipment	—	(18,307)
Disposal of property and equipment	7,167	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,667	(33,915)

Financing Activities:
Proceeds from issuance of convertible notes	367,500	877,500
Repayment of convertible notes	—	(172,932)
Repayment of notes payable	(7,493)	(14,672)
Proceeds from issuance of Series F Preferred Stock	100,000	—
Proceeds from issuance of common stock	2,255,284	3,669,504
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,715,291	4,359,400

INCREASE (DECREASE) IN CASH	(545,606)	596,703

CASH - BEGINNING OF PERIOD	613,686	16,983

CASH - END OF PERIOD	$68,080	$613,686

Supplemental cash flow information:
Cash paid for interest	$11,814	$56,742
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$226,681	$4,000,604
Debt and accrued interest converted for common stock	$271,189	$499,053
Derivative liability relieved upon conversion of related debt	$—	$3,021,935
Beneficial conversion feature recognized as debt discount	$745,128	$1,351,790
Common stock issued for acquisition	$—	$75,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc. and Subsidiaries

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

RMHB is a consumer goods company that specializes in the developing, manufacturing, marketing, and distributing high-quality, health conscious, hemp oil and hemp extract-infused products that span various categories including beverage, food, fitness, skin care, and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio. All products comply with federal regulations on hemp products and contain 0.0% tetrahydrocannabinol (“THC”), the psychoactive constituent of cannabis. Recently, through a newly created subsidiary of RMHB, Rocky Mountain Productions, Inc., the Company acquired a bottling and canning facility and is now also in the business of canning both its own beverages as well as canning beverages for other customers.  Furthermore, as a result of equipment included in the acquisition of the facility, RMHB is also in the business of bottling hand sanitizer.  Because of   the demand resulting with the COVID-19 pandemic, RMHB anticipates continuing in the bottling of hand sanitizer for the foreseeable future.

In March 2018, the Company launched the HEMPd brand with gummies, water soluble drops, capsules, tinctures, lotions, and salves. The Company introduced four flavors of CBD-infused waters in 12 oz. cans in November 2018.

In July 2018, the Company acquired the assets of BFIT Brands, LLC and formed a new subsidiary, FitWhey Brands Inc. FitWhey marketed a line-up of five water-based protein drinks that include caffeine and B vitamins. In August 2019 the Company suspended the production of FitWhey products.

On June 12, 2019, the Company organized Sweet Rock, LLC (“Sweet Rock”), a 51% owned company, with Sweet Ally, Inc. Sweet Rock will manufacture and market CBD-infused chocolate, hard candies, and baked goods.

On April 29, 2020 the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly-owned Nevada corporation. On April 30, 2020, RMPI purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle products, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles.

During 2018 and early 2019, the Company continued to market its lineup of naturally flavored hemp-infused functional beverages, as well as hemp-infused 2oz. Mango Energy Shots and Mixed Berry Energy Shots through the first half of 2018.

The Company also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

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

Cash

The Company maintains cash balances at various financial institutions. At times, these balances may exceed federally insured limits.

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

The change in the Level 3 financial instruments is as follows:

Balance, January 1, 2018	$5,609,389
Issued	—
Exercises/Conversions	(3,257,359)
Change in fair value recognized in operations	(1,975,858)
Balance, December 31, 2018	$376,172
Issued	21,193
Exercises/Conversions/Expirations	(9,531)
Change in fair value recognized in operations	25,844
Balance, December 31, 2019	$413,678

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Estimated dividends	None	None
Expected volatility	137%	106%
Risk free interest rate	1.47%	2.41%
Expected term	.1 to 3.25 years	1 to 4.0 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets which generally range from 3-5 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. In August 2019 the Company recorded a $118,066 impairment on the intangible assets recorded as a result of the BFIT Brands, LLC acquisition in July 2018. The goodwill related to this acquisition is fully impaired. No other impairment charges were recorded during the years ended December 31, 2019 and 2018.

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

The Company evaluates and accounts for the exchange or modification of an outstanding debt instrument as an extinguishment of that instrument when the original and new terms are substantially different as defined under ASC 470.

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

Revenue From Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. No reserve for returns has been provided.

The following table represents sales by sales channel for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
Online	$144,565	$254,316
Distributor	26,610	78,853
Retailer	13,700	46,069
Private Label	20,375	—
Total	$205,250	$379,238

All sales for all periods presented were to domestic customers, except the private label sales of $20,375 were to CBD Life of Mexico. This sale represents 10% of sales for the year ended December 31, 2019.

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

The Company’s revenues accounted for under ASC 606, generally do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

In September 2019, the Company completed its initial production run and delivery of Green Lotus branded CBD-infused canned beverages for its private label customer, Texas Wellness Center (“TWC”), a subsidiary of GL Brands, Inc. In late 2019, TWC informed the Company that some of the cans developed leaks and were unsaleable. Initially, TWC requested the Company rerun its production, but then requested a refund. In May 2020, the Company agreed to a settlement and release agreement whereby the Company agreed to issue 17,500,000 shares of common stock to TWC in exchange for mutual releases. The Company recorded this settlement in 2019 as a refund of the sales price of $322,000 that had been recorded as revenue in September 2019.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted Topic 842, as amended, on January 1, 2020. Upon adoption, the Company did not have any leases that would require recognition on the its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

In July 2018, the FASB issued ASU 2018-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for the Company beginning January 1, 2020. Management does not believe that ASU 2018-11 will have a material impact on its consolidated financial statements.

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

 NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a total shareholders’ deficit of $2,622,351 and an accumulated deficit of $40,285,145 as of December 31, 2019 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

During 2019 the Company funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020 the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019 with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

The Company’s business has been adversely affected by the instability, disruption, and quarantine restrictions caused by the recent COVID-19 pandemic. The COVID-19 pandemic may cause customers to suspend their decisions on ordering our products, make it impossible to attend or sponsor trade shows or other conferences in which our products are presented to distributors, customers and potential customers, for our customers to visit our physical location, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods, or commitments to develop new brands and private label products.

Significant disruptions to communications and travel, including travel restrictions and other protective quarantine measures against COVID-19 by governmental agencies, have increased the difficulty in delivering goods to our customers and could ultimately make such deliveries impossible. Travel restrictions and protective measures against COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations.

The COVID-19 pandemic has added uncertainty to the financial markets that the Company relies on for its operating and investment funding. It has also negatively impacted the Company’s ability to meet its external financial reporting deadlines.

NOTE 4 – Inventory

As of December 31, 2019 and December 31, 2018, inventory consists of the following:

	December 31, 2019	December 31, 2018
Finished inventory	$160,763	$84,730
Raw materials and packaging	77,272	61,992
Total	$238,035	$146,722

During the year ended December 31, 2019 the Company recorded inventory obsolescence expense of $130,364 compared to $25,145 during the year ended December 31, 2018. In 2019 the obsolescence related to expired or unusable finished goods, ingredients, and packaging, primarily related to the FitWhey and Rocky Mountain High Brands. In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products, which had been produced under the FitWhey brand, until it develops a related hemp or CBD-infused product and/or brand. In 2018 the obsolescence expense related primarily to E-Juice and vape products that the Company no longer carries.

NOTE 5 – Prepaid Expenses and Other Current Assets

As of December 31, 2019 and December 31, 2018, prepaid expenses and other current assets consists of the following:

	December 31, 2019	December 31, 2018
Prepaid officers’ compensation	$143,233	$291,617
Prepaid directors’ compensation	—	29,442
Prepaid marketing expenses	—	2,750
Other prepaid expenses and current assets	31,493	64,265
Total	$174,726	$388,074

During the years ended December 31, 2019 and 2018, the Company recorded amortization of prepaid officers and prepaid directors’ compensation of $177,824 and $268,724, respectively. The amortization was recorded as compensation expense.

During the year ended December 31, 2019 the Company made a $156,000 production deposit with a beverage processor. The deposit was recorded as a prepaid asset. The Company later determined that the processor would be unable to complete the required production and sought a refund of the deposit. The processor returned $20,000 of the deposit before filing for bankruptcy. The Company has determined the prepaid asset is no longer recoverable and expensed the remaining $136,000 in 2019.

NOTE 6 – Property and Equipment

As of December 31, 2019 and December 31, 2018, property and equipment consists of the following:

	December 31, 2019	December 31, 2018
Vehicles	$14,687	$29,598
Furniture and equipment	45,322	41,422
Personal computers	17,901	17,901
	77,910	88,921
Less: accumulated depreciation	58,568	54,641
Total	$19,342	$34,280

NOTE 7 – Intangible Assets

As of December 31, 2019 and December 31, 2018, intangible assets consist of the following:

	December 31, 2019	December 31, 2018
Goodwill	$—	$86,142
Capitalized software	31,220	62,220
Formulas	—	12,500
Trade name	—	2,500
	31,220	163,362
Accumulated amortization	(18,212)	(14,715)
Total	$13,008	$148,647

In August 2019, the Company recorded an impairment expense of $118,066, which consisted of goodwill of $86,142, capitalized software of $31,000, formulas of $12,500, and trade name of $2,500, net of accumulated amortization of $14,076. These intangible assets were acquired in connection with the acquisition of FitWhey Brands Inc.

NOTE 8 – Acquisitions

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

The purchase price of the assets of BFIT Brands, LLC assets was allocated as follows:

Purchase Price
Common stock issued	$75,000
Note payable and accrued interest forgiven	80,438
Earnout liability	75,000
Total	$230,438

Allocation
Cash	$15,612
Accounts receivable	5,763
Inventory	76,922
Software	31,000
Formulas	12,500
Trademark	2,500
Goodwill	86,141
Total	$230,438

In August 2019 management determined the Company would suspend the production of water-based protein and caffeine-infused products until it develops a related hemp or CBD-infused product. As a result, the Company fully impaired the intangible assets related to its purchase of FitWhey. This resulted in an impairment charge of $118,066 for the December 31, 2019. Because all intangible assets were 100% impaired, it was determined that completion of an outside valuation was no longer necessary.

The following represents the unaudited pro forma statement of operations of the Company for the year ended December 31, 2018 had FitWhey been acquired on January 1, 2018:

Year Ended December 31, 2018
Sales	$448,685
Cost of Sales	465,400
Inventory Obsolescence	25,145
Gross Loss	(41,860)
Operating Expenses	4,577,323
Loss From Operations	(4,619,183)
Other Expenses	535,142
Loss Before Income Tax Provision	(5,154,325)
Income Tax Provision	—
Net Loss	$(5,154,325)
Net Loss Per Common Share-Basic and Diluted	$(0.06)
Weighted Average Shares Outstanding	80,285,967

NOTE 9 – Accounts Payable and Accrued Liabilities

As of December 31, 2019 and December 31, 2018, accounts payable and accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$440,788	$308,717
Accrued compensation	51,500	25,500
Common stock payable	417,850	12,356
Other accrued expenses	233,079	158,641
Total	$1,143,217	$505,214

NOTE 10 – Related Party Payables

During 2019, Charles Smith, a member of the Company’s Board of Directors and its Chief Operating Officer, paid $30,406 to various vendors on behalf of the Company. As of December 31, 2019, this amount had not been repaid to Mr. Smith and is included in related party payables. There were no related party payables as of December 31, 2018.

NOTE 11 – Convertible Notes Payable

As of December 31, 2019 and December 31, 2018, the Company’s convertible notes payable consists of the following:

	Interest Rates	Terms	Conversion Rates	December 31, 2019	December 31, 2018
GHS Investments, LLC (fixed conversion)	10%	.1-.75 years	$0.02-0.03	$1,035,750	$871,079
LSW Holdings, LLC (variable conversion)	6%	—	(b)	179,000	179,000
Discount				(205,800)	(383,483)
Total				$1,008,950	$666,596

(a) 50% discount off the lowest trading price for the common stock during the 10 trading days prior to conversion ($0.011).

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

During the year ended December 31, 2019, the Company recognized a loss on extinguishment of debt of $172,910. On May 6, 2019 the Company and GHS Investments, LLC (“GHS”) amended seven convertible notes payable to extend the due dates and change the conversion price of each note. The Company recognized a loss on extinguishment of debt of $52,774 related to these amendments. On November 27, 2019 and December 31, 2019 the Company and GHS amended two convertible notes payable to extend the due dates and change the conversion price of each note. The Company recorded a loss on extinguishment of debt of $120,136 related to these amendments.

During the year ended December 31, 2018, the Company recognized a loss on extinguishment of debt of $191,138 related to the conversions of variable conversion rate convertible notes.

As of December 31, 2019 and 2018, the Company’s derivate liability related to its convertible notes payable was $403,971 and $290,875, respectively.

For the years ended December 31, 2019 and 2018, interest expense on these notes, including amortization of the discount, was $873,368, and $1,255,081, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 12 – Notes Payable

As of December 31, 2019 and December 31, 2018, the Company’s notes payable consists of the following:

	Interest Rates	Term	December 31, 2019	December 31, 2018
Notes payable	0% - 6%	Due	$30,000	$37,493

As of December 31, 2019 and 2018, notes payable includes two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings. These notes were due in 2019, but the Company has been unable to locate the noteholders.

A three-year note executed on September 1, 2016 relating to the purchase of used office furniture and equipment from our landlord was paid in full on September 1, 2019. The note payable was in the amount of $40,122 at an interest rate of 0% and with monthly payments of $1,115. The Company imputed interest on the note and recorded a discounted note balance of $36,634 on September 1, 2016. As of December 31, 2018 the balance on this note was $7,493.

For the years ended December 31, 2019 and 2018, the Company recorded interest expense on these notes of $214 and $931.

 NOTE 13 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, will be our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we will be CBD Alimentos’ exclusive supplier of such products. The beverages supplied to CBD Alimentos will be private label products made to order for CBD Alimentos, and we will cooperate on laboratory and taste-testing of each batch of beverages at the co-packing facility. In accordance with the Agreement, RMHB opened a separate operating bank account for all deposits made by CBD Alimentos towards the purchase of ingredients and packaging. CBD Alimentos is required to maintain a positive cash balance in the account at all times. The Company will have full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production and the Company’s margin on the sale. CBD Alimentos’ initial purchase order, including a deposit of $466,300 was received in December 2018. The initial deposit of $466,300 was accounted for as of December 31, 2018 as Deferred Revenue since production and delivery of the remaining finished product had not yet been completed. In December 2019, the Company began the manufacture and sale of beverage products to CBD Life and recorded the sale of the first truckload received by CBD Life for $20,375. As of December 31, 2019, the remaining balance of $445,925 is accounted for as Deferred Revenue.

NOTE 14 – Shareholders’ Deficit

Common Stock

As of December 31, 2019, the Company has 200,000,000 shares of common stock authorized and 137,914,630 shares issued and outstanding. On April 22, 2019 the Company effected a 1-for-20 reverse stock split. All common share amounts in this report reflect this stock split.

Effective March 17, 2020 the Board of Directors approved an amendment to our Articles of Incorporation to increase the Company’s authorized common stock from 200,000,000 to 1,000,000,000 shares.

During the year ended December 31, 2019 the Company issued 43,333,761 shares of common stock, including 4,065,980 for convertible notes payable conversions, 25,403 for director and employee compensation, and 39,238,908 for cash. The Company also issued 3,470 rounding related shares in effecting the 1-for-20 reverse stock split.

During the year ended December 31, 2018 the Company issued 36,595,545 shares of common stock, including 14,468,528 for convertible notes payable conversions, 679,873 for director and employee compensation, 1,454,820 for option exercises, 407,527 for vendor services rendered, 373,134 for the FitWhey acquisition, and 19,302,572 for cash. In September 2018, the Company also cancelled 90,909 shares of common stock as part of a legal settlement.

On March 17, 2017, our Board of Directors approved the Rocky Mountain High Brands, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”). The purpose of the Incentive Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. Initially, the Board authorized 1,750,000 shares of the Company’s common stock to be included in the Plan. The Board of Directors awards these shares at its sole discretion. On July 14, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 3,250,000. On December 19, 2017 the Board of Directors increased the authorized shares in the 2017 Incentive Plan to 5,000,000.

Preferred Stock

As of December 31, 2019 the Company has 20,000,000 shares of Preferred Stock authorized and 12,801,154 designated through the various Series described below. The remaining 7,198,846 remain undesignated.

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

On August 30, 2018 in the case entitled Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Jerry Grisaffi, et al, a judgment by the District Court in Dallas County, Texas voided the Series A Preferred Stock ab initio. The shares were cancelled on October 26, 2018. As of December 31, 2019 and 2018 there are no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated and none issued and outstanding as of December 31, 2019 and 2018.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated and none issued and outstanding as of December 31, 2019 and 2018.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated and none issued and outstanding as of December 31, 2019 and 2018.

Series E Preferred Stock

The Company has 789,474 shares of Series E Preferred Stock designated and none issued and outstanding as of December 31, 2019 and 2018.

Series F Preferred Stock

On December 20, 2019 the Board of Directors designated 1,680 shares of Series F Preferred Stock. On that same day, the Company sold 130 shares of Series F Preferred Stock to GHS Investments, LLC (“GHS”) in accordance with a Securities Purchase Agreement with GHS. The Series F Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, is convertible to common stock based on a 20-day trailing volume weighted average low share price, and is senior to other preferred stock. As of December 31, 2019 there were 130 shares issued and outstanding. There were no shares issued and outstanding as of December 31, 2018.

Series G Preferred Stock

On December 20, 2019 the Board of Directors designated 10,000 shares of Series G Preferred Stock. On that same day, the Company granted 10,000 shares of Series G Preferred Stock to Charles Smith, a Board member and Chief Operating Officer of the Company, in exchange for $10,000 owed to Mr. Smith in compensation. The Series G Preferred Stock has a par value of $.001, is non-interest and non-dividend earning, and is convertible to common stock based on a 20-to-1 ratio. The holder of Series G Preferred Stock has the right to cast 20,000 votes for every one share of Series G Preferred Stock on any and all proposals to amend the Company’s Articles of Incorporation to increase the authorized capital stock of the Company. Mr. Smith exercised that right in December 2019 and the Series G Preferred Shares were converted to common stock in 2020. As of December 31, 2019 there were 10,000 shares issued and outstanding. There were no shares issued and outstanding as of December 31, 2018.

 Series H Preferred Stock

On February 25, 2020 the Board of Directors designated 5,000 shares of Series H Preferred Stock. The Board amended the designation on April 7, 2020. The Series H Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, and is convertible to common stock based on a 20-day trailing volume weighted average low share price. As of December 31, 2019 and 2018 there were no shares issued and outstanding.

Warrants

During the year ended December 31, 2019, the Company granted no common stock warrants, none were exercised, and 25,000 were forfeited. As of December 31, 2019, there were 607,500 warrants outstanding. Exercise prices range from $.001 to $.02 per share.

During the year ended December 31, 2018, the Company granted no common stock warrants and none were exercised or forfeited. As of December 31, 2018, there were 632,500 warrants outstanding. Exercise prices range from $.001 to $.02 per share.

Options

During the year ended December 31, 2019, the Company issued 125,000 options to purchase common stock to an employee. The employee was terminated during 2019 and the options were forfeited prior to vesting. The options had a vesting schedule of 2 years and an exercise price of $.20. Also during 2019, former members of the Board of Directors and consultants forfeited 2,312,839 options to purchase common stock. As of December 31, 2019 are were no options issued and outstanding.

During the year ended December 31, 2018, the Company issued 678,339 options to purchase common stock. The options had an exercise price of $.06 and vested immediately. During the year ended December 31, 2018, 1,755,000 options were exercised and none were forfeited. As of December 31, 2018, there were 2,312,839 options issued and outstanding.

NOTE 15 – Noncontrolling Interests

In July 2019, the Company invested $500 in Sweet Rock, LLC, a Michigan limited liability company. The Company holds a 51% ownership and Sweet Ally, Inc. (“Sweet Ally”) invested $495 for a 49% ownership. The Company consolidates the financial statements of Sweet Rock and accounts for Sweet Ally’s ownership as a noncontrolling interest. During the year ended December 31, 2019 Sweet Rock incurred marketing expenses of $8,398. This activity is included in the consolidated financial statements of the Company with corresponding noncontrolling interests.

NOTE 16 - Concentrations

For the year ended December 31, 2019, the Company’s two largest customers represented 10% and 7% of sales. For the year ended December 31, 2018, the Company’s two largest customers represented 21% and 12% of sales.

 NOTE 17 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
U.S federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2019 and December 31, 2018 consist of the following:

Deferred Tax Assets	December 31, 2019	December 31, 2018
Net Operating Losses	$4,620,000	$3,990,000
Less: Valuation Allowance	$(4,620,000)	$(3,990,000)
Deferred Tax Assets – Net	—	—

As of December 31, 2019, the Company has approximately $22,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 18 – Commitments

Office Leases

The Company executed a three-year lease for corporate office space effective September 1, 2016. The lease included monthly payments of $7,715 in year one, $7,972 in year two, and $8,229 in year three plus common area maintenance. The lease was accounted for on a straight-line basis over its term.

On September 5, 2019 the Company executed a six-month extension of its corporate office lease at $8,065 per month plus common area maintenance. The lease expired on February 29, 2020.

On February 28, 2020 the Company executed a six-month extension of its corporate office lease. The lease includes new space within the same office building at a monthly payment of $3,549 per month plus common area maintenance.

On January 18, 2018, WFLC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments were $91. The lease automatically renews for 12 months each January. Monthly payments in 2019 were $101..

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

Employee Agreements

The Company has entered into employment agreements with the following Board members and officers:

In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President and General Counsel. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 the Board of Directors appointed Mr. Seeberger as Chief Executive Officer and amended his contract to change his annual compensation to $150,000.

In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch also became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 the Board of Directors appointed Mr. Welch as Chief Operating Officer and amended his contract to reflect the change in position.

On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

On February 1, 2018, the Company entered into a three-year employment agreement with Jens Mielke, Chief Financial Officer. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 the Board of Directors amended Mr. Mielke’s contract to change his annual compensation to $150,000.

On February 1, 2018, the Company entered into a three-year employment agreement with Charles Smith, Chief Operating Officer. The agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. Mr. Smith resigned his Board and Officer positions from the Company on January 31, 2020. He rejoined the Board on May 11, 2020, but does not have a formal compensation agreement with the Company.

Other Commitments

Under the terms of an Operating and Management Agreement (as amended) with Poafpybitty Family, LLC, the Company is required to pay the greater of 3% of the sales of Rocky Mountain High Water Company or $30,000 (adjusted annually for CPI% beginning in 2020) per year.

NOTE 19 – Legal Proceedings

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C, now Lyonpride Music LLC v Rocky Mountain High Brands, Inc., Before the American Arbitration Association, 01-18-0003-1428.

The Company filed a suit against Lyonpride Music, LLC (“Lyonpride”) for fraud and for declaratory relief with respect to a contract between the parties. Lyonpride sought monetary damages from the Company for breach of contract and the Company sought monetary damages against Lyonpride. The parties have settled the matter and are in the process of finalizing settlement documents. The settlement documents have had to be modified because of the Covid 19 issue as a portion of the settlement relates to performance by Lyonpride and the scheduling of the performance has had to be extended.

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

The Company sought the return of the Series A Preferred Stock (“Series A”) issued to Jerry Grisaffi (“Grisaffi”), RMHB’s former Chairman of the Board. The Company further alleged, among other things, that Grisaffi breached his fiduciary duty to the Company by issuing these Series A shares to himself.

On August 30, 2018, the Trial Court in the 192nd District Court of Dallas County, Texas entered a final judgment in the Company’s favor and against Grisaffi in the amount of $3,500,000 for fraud, breach of fiduciary duty, and conversion with respect to the Series A preferred stock. The Court further voided ab initio the Series A Preferred Shares. The Court further ruled that Grisaffi take nothing by his counterclaims in the case.

In The Court Of Appeals For The Fifth District Of Texas Dallas, Texas, Jerry Grisaffi, Appellant v. Rocky Mountain High Brands, Inc, f/k/a Republic of Texas Brands, Inc., Appellee, No. 05-18-01020-CV.

Grisaffi appealed the Judgment described above. The Court of Appeals affirmed in part and reversed in part the Judgment and remanded it to the trial court for the purpose of the Company electing its remedy. The Company has elected its remedy of the $3,500,000 judgment against Grisaffi. Grisaffi has again appealed this matter. On November 19, 2019, Grisaffi filed a chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas, Case No. 19-33855-sgj. The Company has filed an Adversary Proceeding to deny Grisaffi the ability to discharge the judgment and has filed a motion to remove Grisaffi as the debtor in possession or to convert the case to a Chapter 7. The case has been converted by the Bankruptcy Court to a Chapter 7 case.

Dallas County Texas, Case Number DC-18-13491. Rocky Mountain High Brands, Inc. f/k/a Republic of Texas Brands, Inc. Plaintiff, vs. Joe Radcliffe, LSW Holdings, LLC, Lily Li, Epic Group One, LLC, Kenneth Radcliffe, Dennis Radcliffe, Phil Uhrik, Michael Radcliffe, Frank Izzo, Morgan Albright, John Garrison, BB Winks, LLC, Crackerjack Classic, LLC, and Universal Consulting, LLC.

This is the surviving case of the above case, having been severed on September 12, 2018. In this case, on August 12, 2019 the Court entered as Final Judgment, against Lily Li and LSW, holding that all Series A Preferred Shares in RMHB, including the shares issued to Grisaffi and later sold by him to LSW evidenced by Stock Certificate N0. 604 issued by RMHB, to LSW Holdings LLC in the amount of 1,000,000 shares, were void ab initio, and any potential rights thereunder were terminated. The Court further entered joint and several judgments against Lily Li and LSW Holdings LLC for $3,500,000, which was also joint and several with the Final Judgment against Grisaffi. This Final Judgment against Lily Li and LSW Holdings, LLC is final for all purposes and was not appealed. The Company plans to outsource the collection of this Judgment. The remaining Defendants settled with the Company by either returning shares of stock in the Company or paying a settlement sum to the Company which totaled $200,000. Other than collection of the Judgment this matter has been finalized.

Rocky Mountain High Brands, Inc. v La Dolce Vita Trust and Christine Guthrie, In Her Capacity As Trustee, In The 382nd District Court of Rockwall County, Texas, Cause No. 1-18-1608.

This is a case whereby the Company is attempting to collect on the Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi. Grisaffi is attempting to stay this case with his bankruptcy, the Company will seek an order from the Bankruptcy Court to continue in this case, or will work in conjunction with the Trustee appointed in the Chapter 7 case on this matter

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New York, County of Ulster, Case No. 18-4416.

The Plaintiff sued the Company, seeking $21,000 in damages for breach of contract. The Company contested that claim in its entirety and filed a counterclaim against the Plaintiff for an unspecified amount of damages. The parties have settled this matter.

NOTE 20 – Other Income/Expenses

Loss on Extinguishment of Debt

For the year ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $172,910 related to the amendment and settlement of convertible notes payable. For the year ended December 31, 2018, the Company recorded a net loss on extinguishment of debt of $191,138 related to the settlement of convertible notes payable.

Gain on Lawsuit Judgment and Legal Settlement

During the year ended December 31, 2019 the Company recorded a net Gain on Lawsuit and Legal Settlement of $200,817. On May 30, 2019 the Company recorded a gain on lawsuit judgment and legal settlement of $230,840 related to the settlement of a lawsuit the Company filed in 2017 against several defendants. The settlement was reached on May 30, 2019 and included a $200,000 cash payment by the defendants to the Company, the forgiveness of debt of $30,840 owed by the Company to one of the defendants, and the return of 6,750,000 shares of common stock. In December 2019 the Company agreed to pay $30,023 to settle its lawsuit with LyonPride Music, LLC.

During the year ended December 31, 2018 the Company recorded a net Gain on Lawsuit and Legal Settlement of $689,724. In August 2018, the Company recorded a $654,289 gain related to the lawsuit judgment the Company received against Jerry Grisaffi, our former Chairman of the Board. The Company de-recognized two notes payable to Mr. Grisaffi, plus accrued interest, in the amount of $418,865, and de-recognized the related derivative liability of $235,424. In September 2018, the Company executed a settlement with Statewide Beverage and recorded a gain on legal settlement of $34,435. As part of the settlement, the Company received 1,818,180 of its common shares that had previously been issued to the owners of Statewide Beverage and cancelled them. The Company also recorded the extinguishment of liabilities that had been recorded at the time of the sale of product to Statewide Beverage in 2016. In November 2018, the Company recorded a gain related to the lawsuit judgment the Company received against LSW in the amount of $1,000 related to a court order to void the Series A Preferred Stock initially issued to the Company’s former Chairman of the Board and later purchased by LSW. The $1,000 gain represents the par value of the 1,000,000 shares cancelled.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the year ended December 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $25,844 compared to a gain of $1,975,858 for the year ended December 31, 2018. In 2019 the loss resulted from the impact of a decrease in the price of the Company’s common stock and its impact on convertible debt, while in 2018 the gain resulted from the decrease in the price of the Company’s underlying stock, which is used to calculate the fair value of the related derivative liability, from the beginning of the year to the end of the year.

 NOTE 21 – Subsequent Events

Between January 1 and June 19, 2020, the Company issued 146,536,554 shares of common stock, including 27,000,000 for the acquisition of the assets of Raw Pharma, 17,925,000 for legal settlements, 22,413,568 for convertible notes payable conversions, 27,697,986 for director and employee compensation, 51,000,000 for payments to vendors, and 500,000 for the conversion of Series G Preferred Stock to common stock.

Between January 1 and June 19, 2020, the Company issued 200 shares of Series F Preferred Stock for cash.

Between January 1 and June 19, 2020, holders of convertible notes payable converted $278,200 of outstanding principal.

On February 19, 2020 the Company executed a convertible note payable with Eagle Equities, LLC (“Eagle Equities”). The note has a principal amount of $183,750, bears interest at 8%, is convertible to common stock at a conversion rate of $.03, and matures on August 19, 2021.

On February 25, 2020 the Board of Directors designated 5,000 shares of Series H Preferred Stock. The Board amended the designation on April 7, 2020. On April 7, 2020 the Company issued 11 shares of Series H Preferred Stock for cash.

On February 28, 2020 the Company executed a six-month extension of its corporate office lease. The lease includes new space within the same office building at a monthly payment of $3,549 per month plus common area maintenance.

On March 13, 2020 the Company exchanged four convertible notes payable with maturity dates in February and March 2020 for four convertible notes with due dates of December 13, 2020. All other terms are the same.

Effective March 17, 2020 the Board of Directors approved an amendment to our Articles of Incorporation to increase the Company’s authorized common stock from 200,000,000 to 1,000,000,000 shares.

On March 27, 2020 the Company executed a convertible note payable with Eagle Equities. The note has a principal amount of $115,000, bears interest at 8%, is convertible to common stock at a conversion rate of $.03, and matures on September 27, 2021.

On April 7, 2020 the Company executed a three-year consulting agreement with Eagle Processing & Distribution, Inc. (“EPD”). Under the agreement, EPD is to provide outsourced services related to sales and distribution, marketing, social media, and website maintenance, logistics and order fulfillment, production, inventory management, customer service, risk management, and assistance with obtaining financing. EPD was granted 50,000,000 shares of common stock as compensation for the first eight months of the contract with compensation for the remainder of the contract to be negotiated prior to the end of the initial eight months. On June 30, 2020 EPD returned 25,000,000 common shares of the previously issued 50,000,000 shares pending the execution of an amendment to the April 7, 2020 consulting agreement. These common shares have not been cancelled and are included in shares outstanding.

On April 21, 2020 the Company filed a Registration on Form S-8 to register 600,000 shares of common stock issued to a vendor as compensation for services provided.

On April 29, 2020 the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly-owned Nevada corporation. On April 30, 2020, RMPI purchased certain of the assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle product, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles. The purchase price for the assets consists of a combination of $1,750,000 in cash, 27,000,000 shares of common stock, and the assumption or refinancing of Raw Pharma’s bank debts secured by equipment in the amount of $1,007,000. The Company is also assuming the lease of Raw Pharma’s 20,000 square foot facility and certain equipment leases. The Company assumed no other liabilities in the transaction.

On April 29, 2020 the Company executed a $150,100 loan agreement with Comerica Bank under the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”). The loan bears interest at 1% and is due on April 29, 2022. If the Company meets certain PPP qualifications the loan will be forgiven by the SBA. Otherwise, monthly loan payments will commence November 1, 2020.

On May 12, 2020 the Company executed a Settlement Agreement and Release with Texas Wellness Center (“TWC”), a subsidiary of GL Brands, Inc., related to the 200,000 can production run the Company ran for TWC in September 2019. Pursuant to the Settlement Agreement the Company agreed to issue 17,500,000 shares of common stock, with a market value of $367,500, on the settlement date. As of December 31, 2019, the Company reversed the $322,000 previously recorded in September 2019, recorded a common stock payable of $367,500 and accrued a $15,000 payment made to TWC in January 2020 to assist with TWC’s customer service-related issues. The companies mutually released each other from all other liabilities, including a $75,000 account payable to TWC for CBD used in the manufacturing of the beverages. The companies further agreed that if RMHB files a lawsuit seeking damages against its can vendor, it would pay TWC 30% of any net recovery. RMHB is not required to take any further action.

On May 20, 2020 the Company executed a Release and Settlement Agreement with CHET-5 Broadcasting, Inc. (“CHET-5”) related to a breach of contract lawsuit filed by CHET-5 related to an advertising contract between the Company and CHET-5. The Company agreed to pay CHET-5 $9,000 in cash and 425,000 shares of common stock in exchange for full mutual releases.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the year ended December 31, 2019.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

 Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of May 15, 2020 the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Michael Welch	66	Chairman of the Board of Directors

David Seeberger	64	Director, President and Chief Executive Officer

Jens Mielke	54	Chief Financial Officer

Charles Smith	63	Director

Winton Morrison	81	Director

Dean Blythe	61	Director

The business background and certain other information about our directors and executive officers is set forth below:

MICHAEL WELCH – CHAIRMAN OF THE BOARD OF DIRECTORS

Michael Welch joined the Company in January 2016 as Chief Financial Officer. He was appointed President and Chief Executive Officer in February 2016. In September 2017 Mr. Welch was appointed Chairman of the Board of Directors. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors. On May 11, 2020 Mr. Welch resigned as President and Chief Executive Officer and became the Company’s Chief Operating Officer.

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

DAVID SEEBERGER – DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER, GENERAL COUNSEL

David Seeberger joined the Company in March 2016 as Vice President, Legal. In September 2017 Mr. Seeberger was appointed to the Board of Directors. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors. On May 11, 2020 Mr. Seeberger became the Company’s President and Chief Executive Officer.

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

JENS MIELKE – CHIEF FINANCIAL OFFICER

Jens Mielke joined the Company in August 2016 as Chief Financial Officer.

Mr. Mielke has over 30 years’ experience in accounting and finance leadership positions. Prior to joining RMHB, Mr. Mielke was National Partner, Technical Accounting for Aventine Hill Partners, a Texas-based professional services firm. He founded and led that firm’s Technical Accounting Group where he provided technical accounting and finance services to public and private clients. Prior to Aventine Hill, Mr. Mielke was Chief Financial Officer for a high-growth, publicly-traded retailer, but spent the majority of his career at Deloitte where he was audit partner in the firm’s Dallas office. He also previously served as senior financial analyst at PepsiCo’s corporate headquarters in Purchase, NY. His experience includes working with public and private companies in strategic management, accounting, financial reporting, Sarbanes-Oxley compliance, investor relations, initial and secondary public offerings, mergers, acquisitions and divestitures, process improvement and systems implementations.

Mr. Mielke received his Master and Bachelor of Business Administration degrees from Southern Methodist University.

CHARLES SMITH – DIRECTOR

Charles (Chuck) Smith joined the Company in February 2016 as a Director and Chief Operating Officer. In November 2016, Mr. Smith was also appointed President of Eagle Spirit Land & Water Company. On February 5, 2019 he became a member of the Executive, Litigation and Nominating Committees of the Board of Directors. Mr. Smith resigned from the Board of Directors and as Chief Operating Officer on January 31, 2020 and rejoined the Board of Directors on May 11, 2020 and is a member of the Executive, Litigation and Nominating Committees.

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

WINTON MORRISON – INDEPENDENT DIRECTOR

Winton “Win” Morrison joined the Company in February 2016 as a Director. On May 11, 2020 he became a member of the Executive and Nominating Committees of the Board of Directors.

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

Committees of the Board

On February 5, 2019, the Board of Directors formed three committees of the Board of Directors: Executive Committee, Litigation Committee, and the Nominations Committee. Michael Welch, Charles Smith, David Seeberger, and Dean Blythe are members of each of these committees. Win Morrison is a member of the Executive and Nominations Committees. Until further determination by the Board, the full Board of Directors will continue to undertake the duties of the Audit Committee and Compensation Committee. Prior to February 5, 2019, there were no committees of the Board of Directors.

Nominating Committee

On February 5, 2019 our Board of Directors formed a nominating committee with Michael Welch, Charles Smith, David Seeberger, and Dean Blythe as members. Win Morrison joined this committee on May 11, 2020. Currently, no written charter governs the director nomination process. When evaluating director nominees, our directors consider the following factors:

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch, President and CEO (1)	2019	$150,000	$—	$—	$—	$—	$—	$22,263	$172,263
	2018	146,192	—	108,801	—	—	—	—	$254,993
Jens Mielke, Chief Financial Officer (2)	2019	140,000	—	—	—	—	—	—	$140,000
	2018	136,446	—	94,334	—	—	—	—	$230,780
Charles Smith, Chief Operating Officer (3)	2019	101,538	—	—	—	—	—	—	$101,538
	2018	104,769	—	68,557	—	—	—	—	$173,326
David Seeberger, Vice President and General Counsel (4)	2019	120,000	—	—	—	—	—	—	$120,000
	2018	116,954	—	125,202	—	—	—	—	$242,156
John Blackington, Former Chief Commercialization Officer (5)	2019	14,538	—	—	—	—	—	—	$14,538
	2018	119,539	—	59,834	—	—	—	—	$179,373

Narrative Disclosure to the Summary Compensation Table

1.	Michael Welch was employed as a 1099 contractor in December 2015 and received compensation of $10,000. Mr. Welch initially joined the Company as Chief Financial Officer on January 1, 2016 at a salary of $120,000 per year and also became President and Chief Executive Officer on March 1, 2016 and also served as Chief Financial Officer until August 22, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016 which were exercised on July 25, 2016 for 10,434,419 shares of common stock. On February 25, 2017, Mr. Welch agreed to take 60% of his base salary in shares of common stock. On September 19, 2017 Mr. Welch was granted 789,474 shares of Series E Preferred Stock in lieu of cash compensation. On November 1, 2017 Mr. Welch converted his 789,474 shares of Series E Preferred Stock to 789,474 common shares. Mr. Welch was granted 755,000 shares of common stock as compensation on December 7, 2017. On December 19, 2017, Mr. Welch was awarded 7,000,000 stock options. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 Mr. Welch resigned as President and Chief Executive Officer and became the Company’s Chief Operating Officer. During the year ended December 31, 2018, the Company’s bank, Bank of America, closed its corporate checking and credit card accounts. In order to pay certain operating expenses on behalf of the Company, Mr. Welch was advanced $22,263. The amount was not repaid as of December 31, 2019 so the Company as accounted for it as compensation to Mr. Welch.

2.	Jens Mielke joined the Company as Chief Financial Officer on August 22, 2016 at a salary of $120,000 per year. At that time, Mr. Mielke agreed to take 50% of his base salary in shares of common stock. Prior to joining the Company as an officer in August 2016, Mr. Mielke earned $1,892 as a non-employee consultant in July and August 2016. During the fiscal year ended June 30, 2017, Mr. Mielke was granted an additional 700,000 shares of common stock as compensation. On October 1, 2017 the Board of Directors changed Mr. Mielke’s annual base salary to $140,000 and changed the cash portion of Mr. Mielke’s compensation to 80%. On December 19, 2017, Mr. Mielke was awarded 5,000,000 stock options. On February 1, 2018, the Company entered into a three-year employment agreement with Mr. Mielke. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors. In March 2018, Mr. Mielke’s base compensation was changed to 100% cash.

3.	Charles (Chuck) Smith is a member of the Board of Directors, and was the Company’s Chief Operating Officer until January 31, 2020. He resigned both positions on January 31, 2020, but agreed to return to the Board of Directors on May 11, 2020. Mr. Smith did not take a salary until the Company was fully-funded. On October 1, 2017, Mr. Smith began accruing an annual base salary of $120,000. Mr. Smith was awarded 7,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on February 28, 2016 for his service on the Board of Directors. His options were exercised on July 29, 2016 for 7,216,500 shares of common stock, which is included in the Director Compensation Table. During fiscal year ended June 30, 2017, Mr. Smith was granted 2,500,000 shares of common stock as compensation. On December 19, 2017 Mr. Smith was awarded 3,500,000 stock options. On February 1, 2018, the Company entered into a three-year employment agreement with Mr. Smith. The agreement included base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. On December 20, 2020 the Board of Directors issued Mr. Smith 10,000 shares of Series G Preferred Stock. The stock was converted to 500,000 shares of common stock in 2020.

4.	David Seeberger’s contract specifies that he receive compensation at the rate of $120,000 per year once the Company is fully-funded and Mr. Seeberger was awarded 2,000,000 shares of the Company’s common stock on August 21, 2014 valued at $33,200 at the time of issuance. Since the Company has not yet received fully-funded status, he was paid $62,915 in fiscal year 2016 as a 1099 contractor. The Company added Mr. Seeberger to its payroll as of March 1, 2016 at a salary of $120,000 per year. In addition, Mr. Seeberger received 6,000,000 warrants with an anti-dilution clause and a cashless exercise option for common stock at a strike price of $.001 on January 4, 2016, which were exercised on July 29, 2016 for 6,282,771 shares of common stock. On February 25, 2017, Mr. Seeberger agreed to take 50% of his base salary in shares of common stock. During the fiscal year ended June 30, 2017, Mr. Seeberger was granted an additional 700,000 shares of common stock as compensation. On December 19, 2017 Mr. Seeberger was awarded 8,000,000 stock options. This included 2,000,000 options available to Mr. Seeberger under his original employment agreement dated July 2, 2014. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. Mr. Seeberger became the Company’s President and Chief Executive Officer on May 11, 2020.

5.	John Blackington was employed by the Company beginning February 1, 2018. From November 1, 2017 until January 31, 2018, Mr. Blackington was a non-employee contractor to the Company and accrued $6,000 per month for his services. On December 19, 2017 Mr. Blackington was awarded 7,000,000 stock options. On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement included base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

 Outstanding Equity Awards at December 31, 2019

As of December 31, 2019, there were no unexercised options, unexercised warrants, stock that has not vested, and equity incentive plan awards for any executive officer.

Compensation of Directors Table

The table below summarizes all compensation paid to our Directors during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Michael Welch (1)	$—	$—	$—	$—	$—	$—	$—
Charles Smith (2)	—	—	—	—	—	—	$—
David Seeberger (3)	—	—	—	—	—	—	$—
Winton Morrison(4)	—	—	—	—	—	—	$—
Dean Blythe (5)	20,000	—	—	—	—	—	$20,000

Narrative Disclosure to the Director Compensation Table

(1)	Michael Welch joined the Board of Directors as Chairman on September 11, 2017. His compensation as President and CEO is included in the Summary Compensation Table.

(2)	Charles Smith joined the Board of Directors in February 2016. His compensation as Chief Operating Officer is included in the Summary Compensation Table. Mr. Smith resigned from the Board of Directors on January 31, 2020 and rejoined the Board of Directors on May 11, 2020.

(3)	David Seeberger joined the Board of Directors on September 11, 2017. His compensation as Vice President and General Counsel is included in the Summary Compensation Table.

(4)	Winton Morrison joined the Board of Directors in February 2016.

(5)	Dean Blythe joined the Board of Directors on March 19, 2018. He is paid Board fees of $5,000 per quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 19, 2020, the beneficial ownership of the Company’s capital stock by each Executive Officer and Director, by each person known to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 280,049,700 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class(2)	Percent of Voting Power (3)
Current Executive Officers & Directors:
Common Stock	Michael R. Welch 10626 Cox Lane Dallas, TX 75229	8,341,809	2.93%	2.79%
Common Stock	Jens R. Mielke 4403 Vandelia St. Dallas, TX 75219	7,487,163	2.63%	2.51%
Common Stock	David M. Seeberger 1252 N. Selva Dallas, TX 75218	8,263,062	2.90%	2.77%
Common Stock	Charles Smith 479 Medina Highland Village, TX 75077	6,297,428	2.21%	2.11%
Common Stock	Dean Blythe 6105 Saintsbury Dr. Apt. 31 The Colony, TX 75056	850,001	0.23%	0.22%
Common Stock	Winton Morrison 277 Driftwood Rd., SE St. Petersburg, FL 33705	664,784.31%		0.28%
Common Stock Total of All Current Directors and Officers:		31,904,247	11.21%	10.68%

More than 5% Beneficial Owners
None		—	—	—

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

(2) Based on 284,451,184 shares of common stock issued and outstanding as of June 2, 2020.

(3) Based on a total of 298,425,664 votes consisting of 284,451,184 shares of common stock issued and outstanding as of June 2, 2020 plus the voting rights of the 330 shares of Series F Preferred Stock outstanding with a stated value of $1,200 per share. The shares of Series F Preferred Stock are convertible to 13,974,480 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there have been no transactions or presently proposed transactions since our incorporation to which we have been a participant in which: (1) the amount involved exceeded or will exceed the lesser of: (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and (2) any of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect:

1.	In 2014, the Company entered into a five-year employment agreement with David M. Seeberger, Vice President and General Counsel. Under the agreement, we agreed to compensate Mr. Seeberger at a rate of $120,000 per year and to bonus obligations based on the profitability of the Company. We also agreed to grant Mr. Seeberger an option to purchase 2,000,000 shares of common stock for par value at any time after January 1, 2015. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Seeberger. The new agreement includes base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 the Board of Directors increased Mr. Seeberger’s base compensation to $150,000 per year.

2.	In January 2016, the Company entered into a five-year employment agreement with Michael Welch, Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Welch at a rate of $120,000 per year and to pay a bonus based on the profitability of the Company. Mr. Welch became Chief Executive Officer on March 1, 2016. His salary was increased to $150,000 per year. In addition, Mr. Welch received 10,000,000 warrants for common stock at a price of $.001 on January 4, 2016 that were exercisable on July 25, 2016. During fiscal year 2017, Mr. Welch was granted an additional 755,000 shares of common stock as compensation. On February 1, 2018, the Company entered into a new three-year employment agreement with Mr. Welch. The new agreement includes base compensation of $150,000 per year and discretionary bonuses as approved by the Board of Directors. In 2018, the Company advanced Mr. Welch $21,500 to pay OTC Markets and Hemp Roundtable membership fees on behalf of the Company. Nr. Welch resigned from his position on May 11, 2020 and became the Company’s Chief Operating Officer.

3.	On December 18, 2017, the Company entered into a five-year employment agreement with John Blackington, Chief Commercialization Officer. The agreement includes base compensation of $140,000 per year, 7,000,000 common stock options, an annual bonus of up to 30%, and discretionary bonuses as approved by the Board of Directors. The contract was terminated effective February 6, 2019.

4.	On February 1, 2018, the Company entered into a three-year employment agreement with Jens Mielke, Chief Financial Officer. The agreement includes base compensation of $140,000 per year and discretionary bonuses as approved by the Board of Directors. On May 11, 2020 the Board of Directors increased Mr. Mielke’s base compensation to $150,000 per year.

5.	On February 1, 2018, the Company entered into a three-year employment agreement with Charles Smith, Chief Operating Officer. The agreement included base compensation of $120,000 per year and discretionary bonuses as approved by the Board of Directors. Mr. Smith resigned from his positions as Director and Chief Operating Officer on January 31, 2020. He rejoined the Board of Directors on May 11, 2020. He was named the Chief Executive Officer of the Company’s wholly-owned subsidiary Rocky Mountain Productions, Inc. on April 29, 2020. He is not currently receiving compensation.

6.	On May 19, 2017 the Company made a convertible promissory note to LSW Holdings, LLC (“LSW”). Lily Li, was then our Executive Vice President and is Managing Member of LSW. The principal amount of the note is $79,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. On July 11, 2017 the Company made another convertible promissory note to LSW. The principal amount of the note is $100,000 with a term of six months. The note bears interest at 6% annually and is convertible to the Company’s common stock at 50% of market price, as defined in the note. Ms. Li was terminated from her position on April 5, 2018. The notes are the subject of a lawsuit brought by the Company against Ms. Li and LSW.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we have two independent directors: Dean Blythe and Winton Morrison.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the years ended December 31, 2019 and 2018 by the Company’s independent registered public accounting firm, Prager Metis, CPAs, LLC (which acquired Paritz & Company, P.A. in 2018), in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2019	$47,500	$—	$—	$—
December 31, 2018	$44,000	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits:

3.1	Articles of Incorporation, as Amended (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

3.2	By-laws, as Amended (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

3.3	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed March 22, 2019)

3.4	Certificate of Designation for Series F Convertible Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed December 26, 2019)

3.5	Certificate of Designation for Series H Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed March 2, 2020)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed March 17, 2020)

3.7	First Amended and Restated Certificate of Designation for Series H Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed April 10, 2020)

10.1	Employment Agreement with Michael Welch (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.2	Employment Agreement with Jens Mielke (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.3	Employment Agreement with David M. Seeberger (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

10.4	Rocky Mountain High Brands, Inc. 2017 Incentive Plan (Incorporated by reference to Current Report on Form 8-K filed April 3, 2017)

10.5	Distributorship Agreement with Vega Bros. Sales and Distribution, LLC (Incorporated by reference to Registration Statement on Form 10 filed June 22, 2016)

10.6	Water Purchase Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.7	Operating and Management Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.8	Membership Interest Purchase Agreement (Incorporated by reference to Amended Registration Statement on Form 10 filed September 29, 2016)

10.9	First Amended Operating and Management Agreement of Rocky Mountain High Water Company, LLC (Incorporated by reference to Annual Report on Form 10-K filed October 11, 2017)

10.10	LSW Holdings, LLC Convertible Promissory Note dated May 19, 2017 (Incorporated by reference to Registration Statement on Form S-1 filed July 6, 2018)

10.11	LSW Holdings, LLC Convertible Promissory Note dated July 11, 2017 (Incorporated by reference to Annual Report on Form 10-K filed October 11, 2017)

10.12	Secured Promissory Note with GHS Investments, LLC ($212,328.77 – Exchange for Note issued 11/2/17) (Incorporated by reference to Current Report on Form 8-K filed July 2, 2018)

10.13	Asset Purchase Agreement with BFIT Brands, LLC (Incorporated by reference to Current Report on Form 8-K filed July 27, 2018)

10.14	Non-competition Agreement with members of BFIT Brands, LLC (Incorporated by reference to Current Report on Form 8-K filed July 27, 2018)

10.15	Secured Promissory Note with GHS Investments, LLC ($157,500, issued 7/24/18) (Incorporated by reference to Registration Statement on Form S-1/A filed August 8, 2018)

10.16	Secured Promissory Note with GHS Investments, LLC ($157,500 issued 8/9/18) (Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2018)

10.17	Addenda to Secured Promissory Notes (Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2018)

10.18	Second Addendum to Master Manufacturer Agreement (Incorporated by reference to Current Report on Form 8-K filed January 25, 2019)

10.19	Consulting Service Agreement with Mihok & Associates, Inc. (Incorporated by reference to Annual Report on Form 10-K filed April 15, 2019)

10.20	Consulting Agreement with E & E Communications (Incorporated by reference to Annual Report on Form 10-K filed April 15, 2019)

10.21	Secured Promissory Note with GHS Investments, LLC ($105,000 issued May 3, 2019) (Incorporated by reference to Current Report on Form 8-K filed May 9, 2019)

10.22	Amendment to Promissory Notes (Incorporated by reference to Current Report on Form 8-K filed May 9, 2019)

10.23	Broker Agreement with Carlin Group (Incorporated by reference to Current Report on Form 8-K filed June 18, 2019)

10.24	Operating and Management Agreement of Sweet Rock, LLC (Incorporated by reference to Current Report on Form 8-K filed June 24, 2019)

10.25	Securities Purchase Agreement with GHS Investments, LLC (Incorporated by reference to Current Report on Form 8-K filed December 26, 2019)

10.26	Consulting Agreement with Eagle Processing & Distribution, Inc. (Incorporated by reference to Current Report on Form 8-K filed April 14, 2020)

10.27	Asset Purchase Agreement with Raw Pharma, LLC (Incorporated by reference to Current Report on Form 8-K filed May 8, 2020)

10.28	Bill of Sale with Raw Pharma, LLC (Incorporated by reference to Current Report on Form 8-K filed May 8, 2020)

10.29	Amendment to Employment Agreement with Michael Welch (Incorporated by reference to Current Report on Form 8-K filed May 12, 2020)

10.30	Amendment to Employment Agreement with David Seeberger (Incorporated by reference to Current Report on Form 8-K filed May 12, 2020)

10.31	Amendment to Employment Agreement with Jens Mielke (Incorporated by reference to Current Report on Form 8-K filed May 12, 2020)

10.32	Settlement Agreement and Release with Texas Wellness Center, Inc. (Incorporated by reference to Current Report on Form 8-K filed May 21, 2020)

10.33	Release and Settlement Agreement with CHET-5 Broadcasting, Inc. dated May 20, 2020*

10.34	Third Amendment to Lease with Whitestone Offices, LLC dated February 28, 2020*

10.35	8% Convertible Redeemable Note Due September 27, 2021 with Eagle Equities, LLC ($115,000)*

10.36	8% Convertible Redeemable Note Due August 19, 2021 with Eagle Equities, LLC ($183,750)*

10.37	Exchange Agreement with GHS Investments, LLC dated March 13, 2020 ($62,670)*

10.38	Secured Promissory Note with GHS Investments, LLC dated March 13, 2020 ($62,670)*

10.39	Exchange Agreement with GHS Investments, LLC dated March 13, 2020 ($112,393)*

10.40	Secured Promissory Note with GHS Investments, LLC dated March 13, 2020 ($112,393)*

10.41	Exchange Agreement with GHS Investments, LLC dated March 13, 2020 ($169,569)*

10.42	Secured Promissory Note with GHS Investments, LLC dated March 13, 2020 ($169,569)*

10.43	Exchange Agreement with GHS Investments, LLC dated March 13, 2020 ($113,400)*

10.44	Secured Promissory Note with GHS Investments, LLC dated March 13, 2019 ($113,400)*

10.45	Secured Promissory Note with GHS Investments, LLC dated November 27, 2019 ($31,000)*

10.46	Secured Promissory Note with GHS Investments, LLC dated December 31, 2020 ($31,000)*

10.47	Amendment to Secured Promissory Note with GHS Investments, LLC dated November 27, 2019*

10.48	Amendment to Secured Promissory Note with GHS Investments, LLC dated December 31, 2019*

14.1	Code of Conduct (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

14.2	Insider Trading Policy (Incorporated by reference to Current Report on Form 8-K filed February 23, 2018)

21.1	List of Subsidiaries (Incorporated by reference to Annual Report on Form 10-K filed April 15, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002*

101	Materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL)*

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

By: /s/ David Seeberger
David Seeberger
President and Chief Executive Officer
July 8, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Michael Welch
Michael Welch
Chairman of the Board of Directors,

July 8, 2020

By: /s/ David Seeberger
David Seeberger
Director, President and Chief Executive Officer, and General Counsel

July 8, 2020

By: /s/ Jens Mielke
Jens Mielke
Chief Financial Officer and Principal Accounting Officer
July 8, 2020

By: /s/ Charles Smith
Charles Smith
Director

July 8, 2020

By: /s/ Dean Blythe
Dean Blythe
Director
July 8, 2020

By: /s/ Winton Morrison
Winton Morrison
Director
July 8, 2020

