Form 10-Q
period 2020-03-31
Rocky Mountain High Brands, Inc.
filed 2020-09-10
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-55609

Rocky Mountain High Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0895673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Shiloh Rd., Suite 200, Plano, TX 75074

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 289,733,237 common shares as of September 9, 2020.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited);
F-4	Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2020 and 2019 (unaudited);
F-5	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS

Cash	$95,805	$53,606
Restricted Cash	27,645	14,474
Accounts Receivable, net of allowance of $0 and $0, respectively	6,738	18,162
Inventory	221,733	238,035
Prepaid Expenses and Other Current Assets	138,918	174,726
TOTAL CURRENT ASSETS	490,839	499,003

Property and Equipment, net	14,613	19,342
Intangible Assets	10,407	13,008
Other Assets	24,651	14,606

TOTAL ASSETS	$540,510	$545,959

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$1,275,362	$1,143,217
Related Party Payables	—	30,406
Convertible Notes Payable, net of debt discount	1,015,967	1,008,950
Notes Payable	30,000	30,000
Accrued Interest	90,551	96,134
Deferred Revenue	462,791	445,925
Derivative Liability	733,963	413,678
TOTAL CURRENT LIABILITIES	3,608,634	3,168,310

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred Stock - Series F - Par Value of $.001; 1,680 shares designated; 330 shares issued and outstanding as of March 31, 2020 and 130 shares issued and outstanding as of December 31, 2019	—	—
Preferred Stock - Series G - Par Value of $.001; 10,000 shares designated; no shares issued and outstanding as of March 31, 2020 and 10,000 shares issued and outstanding as of December 31, 2019	—	10
Preferred Stock - Series H - Par Value of $.001; 5,000 shares designated; 11 shares issued and outstanding as of March 31, 2020 and no shares issued and outstanding as of December 31, 2019	—	—
Common Stock - Par Value of $.001; 1,000,000,000 shares authorized; 156,549,700 shares issued and outstanding as of March 31, 2020; 137,914,630 shares issued and outstanding as of December 31, 2019	156,550	137,915
Additional Paid-In Capital	38,043,720	37,528,496
Accumulated Deficit	(41,264,767)	(40,285,145)
Total Rocky Mountain High Brands Shareholders' Deficit	(3,064,497)	(2,618,724)
Noncontrolling Interests	(3,627)	(3,627)
TOTAL SHAREHOLDERS' DEFICIT	(3,068,124)	(2,622,351)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$540,510	$545,959

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Sales	$113,443	$76,429

Cost of Sales	217,080	75,730

Gross Profit (Loss)	(103,637)	699

Operating Expenses
General and Administrative	584,069	956,640
Advertising and Marketing	44,662	209,390
Total Operating Expenses	628,731	1,166,030

Loss from Operations	(732,368)	(1,165,331)

Other (Income)/Expenses:
Interest Expense	151,555	293,386
Loss on Extinguishment of Debt	74,164	—
(Gain) Loss on Change in Fair Value of Derivative Liability	21,535	(195,457)
Total Other (Income) Expenses	247,254	97,929

Loss Before Income Tax Provision	(979,622)	(1,263,260)

Income Tax Provision	—	—

Net Loss	$(979,622)	$(1,263,260)

Net Loss Attributable to Noncontrolling Interests	—	—

Net Loss Attributable to Rocky Mountain High Brands	$(979,622)	$(1,263,260)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	142,722,300	99,757,126

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Operating Activities:
Net Loss	$(979,622)	$(1,263,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,862	71,826
Non-cash interest expense	144,052	303,691
(Gain) Loss on change in fair value of derivative liability	21,535	(195,457)
Loss on extinguishment of debt	74,164	—
Loss on disposal of property and equipment	587	—
Bad debt expense	—	49
Depreciation and amortization expense	9,240	10,909
Changes in operating assets and liabilities:
Accounts receivable	11,424	7,366
Inventory	16,301	(292,344)
Prepaid expenses and other current assets	—	(128,767)
Other assets	(13,750)	9,478
Accounts payable and accrued liabilities	245,908	126,379
Related party accounts payable	(30,406)	—
Deferred revenue	16,866	—
NET CASH USED IN OPERATING ACTIVITIES	(431,839)	(1,350,130)

Investing Activities:
Disposal of property and equipment	1,209	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,209	—

Financing Activities:
Proceeds from issuance of convertible notes	275,000	—
Repayment of notes payable	—	(3,147)
Proceeds from issuance of series F preferred stock	200,000	—
Proceeds from issuance of series H preferred stock	11,000	—
Proceeds from issuance of common stock	—	1,017,046
NET CASH PROVIDED BY FINANCING ACTIVITIES	486,000	1,013,899

INCREASE (DECREASE) IN CASH	55,370	(336,231)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	68,080	613,686

CASH AND RESTRICTED CASH- END OF PERIOD	$123,450	$277,455

Supplemental cash flow information:
Cash paid for interest	$7,503	$10,305
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$208,400	$171,342
Debt and accrued interest converted for common stock	$229,935	$156,876
Beneficial conversion feature recognized as debt discount	$298,750	$—

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2020

(Unaudited)

	Common Stock		Preferred Stock F		Preferred Stock G		Preferred Stock H
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders' Deficit	Noncontrolling Interests	Total Equity/(Deficit)
Balance - December 31, 2019	137,914,630	$137,915	130	$—	10,000	$10	—	$—	$37,528,496	$(40,285,145)	$(2,618,724)	$(3,627)	$(2,622,351)
Shares issued for cash	—	—	200	—	—	—	11	—	211,000	—	211,000	—	211,000
Shares issued for compensation	802,700	803	—	—	—	—	—	—	15,251	—	16,054	—	16,054
Series G preferred stock shares converted to common shares	500,000	500	—	—	(10,000)	(10)	—	—	—	—	490	—	490
Shares issued upon conversion of convertible notes	12,437,084	12,437	—	—	—	—	—	—	195,963	—	208,400	—	208,400
Shares issued for payment of related party payables	4,895,286	4,895	—	—	—	—	—	—	93,010	—	97,905	—	97,905
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	(979,622)	(979,622)	—	(979,622)
Balance - March 31, 2020	156,549,700	$156,550	330	$—	—	$—	11	$—	$38,043,720	$(41,264,767)	$(3,064,497)	$(3,627)	$(3,068,124)

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2019

(Unaudited)

	Common Stock		Preferred Stock F		Preferred Stock G		Preferred Stock H
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders' Deficit	Noncontrolling Interests	Total Equity/(Deficit)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	(702,555)	$—	$(702,555)
Shares issued for cash	7,813,337	7,813	—	—	—	—	—	—	1,009,233	—	1,017,046	—	1,017,046
Shares issued for compensation	25,403	25	—	—	—	—	—	—	3,976	—	4,001	—	4,001
Shares issued upon conversion of convertible notes	1,750,000	1,750	—	—	—	—	—	—	169,592	—	171,342	—	171,342
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	(1,263,260)	(1,263,260)	—	(1,263,260)
Balance - March 31, 2019	104,169,609	$104,170	—	$—	—	$—	—	$—	$35,404,015	$(36,281,611)	$(773,426)	$—	$(773,426)

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

RMHB is a consumer goods company that specializes in the developing, manufacturing, marketing, and distributing high-quality, health conscious, hemp oil and hemp extract-infused products that span various categories including beverage, food, fitness, skin care, and more. RMHB also markets a naturally high alkaline spring water as part of our brand portfolio. All products comply with federal regulations on hemp products and contain 0.0% tetrahydrocannabinol (“THC”), the psychoactive constituent of cannabis. Recently, through a newly created subsidiary of RMHB, Rocky Mountain Productions, Inc. (“RMPI”), the Company acquired a bottling and canning facility and is now also in the business of canning both its own beverages as well as canning beverages for other customers.  Furthermore, as a result of equipment included in the acquisition of the facility, RMHB is also in the business of bottling hand sanitizer.  Because of the demand resulting with the COVID-19 pandemic, RMHB anticipates continuing in the bottling of hand sanitizer for the foreseeable future.

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

During early 2019, the Company continued to market its lineup of naturally flavored hemp-infused functional beverages.

The Company also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

On April 22, 2019 the reverse split of the Company’s stock, at a ratio of one share for every 20 shares, was effective. All common stock share and per share amounts in this document reflect this reverse split.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on July 9, 2020.

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

Restricted Cash

The Company classifies any cash that is legally restricted as to its withdrawal or usage as restricted cash.

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets to the total of those same amounts shown in our consolidated statements of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash	$95,805	$53,606	$196,704	$147,386
Restricted cash	27,645	14,474	80,751	466,300
Cash and restricted cash	$123,450	$68,080	$277,455	$613,686

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2019	$413,678
Issued during the three months ended March 31, 2020	298,750
Exercises/Conversions	—
Change in fair value recognized in operations	21,535
Balance, March 31, 2020	$733,963

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2020:

Estimated Dividends	None
Expected Volatility	145.0%
Risk Free Interest Rate	0.041%
Expected term	.1 to 1.5 years

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, which generally range from three to five years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Leases

On January 1, 2020 the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, which requires a lessee to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Upon adoption, the Company did not have any leases that would require recognition on its consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended March 31, 2020 and 2019.

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

The following table represents sales by sales channel for each of the periods:

	Three Months Ended
	March 31, 2020	March 31, 2019
Online	$20,195	$60,960
Private Label	80,194	—
Distributor	12,224	1,421
Retailer	830	14,048
Total	$113,443	$76,429

All sales for all periods presented were to domestic customers, except private label sales of $80,194 for the three months ended March 31, 2020. These private label sales were to CBD Life, S.A. (“CBD Life”) of Mexico. All sales to CBD Life are delivered to Laredo, Texas, where the customer takes title.

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

In March 2020, the Company produced and delivered 146,880 cans of Rocket High, California Limonada, and California Te Negro branded product to CBD Life. In July 2020 the customer informed the Company that numerous cans of the delivered product were leaking. The Company agreed to replace the entire production run at its own expense and accrued related costs of $68,648 as of March 31, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000. The customer has not requested, and the Company has not offered, any refund of the sales amount or to provide any other consideration to the customer. The $80,194 sales amount is included in sales for the three months ended March 31, 2020.

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

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to classifications used in the current year.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020 the Company has a shareholders’ deficit of $3,068,124 and an accumulated deficit of $41,264,767 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

The Company has historically funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020 the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019 with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

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

NOTE 4 – Inventory

Inventory consists of the following:

	March 31, 2020	December 31, 2019
Finished inventory	$51,591	$160,763
Raw materials and packaging	170,142	77,272
Total	$221,733	$238,035

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid officers’ compensation	$107,425	$143,233
Prepaid production	12,500	—
Other prepaid expenses and current assets	18,993	31,493
Total	$138,918	$174,726

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Vehicles	$14,687	$14,687
Furniture and equipment	40,516	45,322
Personal computers	16,667	17,901
	71,870	77,910
Less: accumulated depreciation	57,257	58,568
Total	$14,613	$19,342

For the three months ended March 31, 2020 and 2019, depreciation expense was $2,933 and $4,161, respectively.

NOTE 7 – Intangible Assets

Intangible assets consist of capitalized software. For the three months ended March 31, 2020 and 2019, amortization expense was $2,601 and $2,601, respectively.

NOTE 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$633,338	$440,788
Accrued compensation	—	51,500
Common stock payable	396,850	417,850
Other accrued expenses	245,174	233,079
Total	$1,275,362	$1,143,217

NOTE 9 – Convertible Notes Payable

 Convertible notes payable consist of the following:

	Interest Rates	Term	Conversion Rates	March 31, 2020	December 31, 2019
GHS Investments, LLC (fixed conversion)	10%	.3 - .75 years	$0.01	$871,074	$1,035,750
Eagle Equities, LLC	8%	1.3 – 1.5 years	(a)	298,750	—
LSW Holdings, LLC (variable conversion)	6%	—	(b)	179,000	179,000
Discount				(332,857)	(205,800)
Total				$1,015,967	$1,008,950

(a)	Fixed conversion rate for the first 180 days ($0.03 as of March 31, 2020). 40% discount on the lowest closing bid price during the 20 trading days prior to conversion after 180 days.
(b)	50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.019).

For the three months ended March 31, 2020 and 2019, interest expense on these notes, including amortization of the discount, was $135,671 and $293,189, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s derivate liability related to its convertible notes payable was $728,976 and $403,971, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 10 – Notes Payable

Notes payable consist of the following:

	Interest Rate	Term	March 31, 2020	December 31, 2019
Notes payable	0%	Due	$30,000	$30,000

As of March 31, 2020 and December 31, 2019, notes payable includes two non-interest bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings.

NOTE 11 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement (“MMA”) with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, is our exclusive distributor in Mexico for all of our CBD-infused energy and functional beverages. In turn, we are CBD Life’s exclusive supplier of such products. The beverages supplied to CBD Life are private label products made to order for CBD Life. On December 24, 2018, the Company received its first purchase order under the MMA. The purchase order is for a total of 2,000,000 cans, consisting of three flavors: Rocket High Energy Drink, California Black Tea (Te Negro), and California Lemonade (Limonada) to be delivered to CBD Life’s facility in Laredo, Texas. Each flavor consists of a sugar and sugar-free version. Based on the pricing the Company agreed to, the total of the purchase order is $932,600. In December 2018, the Company received a deposit of $466,300 to begin the procurement process for packaging (aluminum can bodies, lids, labels) and raw materials (CBD and other ingredients), co-packing services, and the Company’s contracted margin of $.05 per can. During 2019 the Company ordered, received and paid for packaging and raw materials and contracted for co-packing services with Optimus Fulfill, a Coppell, Texas-based beverage processor. The contract with Optimus Fulfill required the Company to make deposits of $156,000 to secure the co-packing services. These deposits were made in January 2019. Subsequent to the Company’s payment of the deposits, Optimus Fulfill filed for bankruptcy protection. The Company received a total of $20,000 in refunds in 2019 and was forced to secure another co-packer. The lengthy lead time associated with procuring co-packing services coupled with the normal lead times for packaging and raw materials pushed the production schedule into the last quarter of 2019. Additionally, a change in Mexico’s Presidential administration resulted in additional scrutiny of CBD Life’s permits in November 2019. Once these hurdles were cleared, production began in December 2019 with an initial run of 38,400 cans with a selling price of $20,375, and production-related costs of $64,526, including start-up costs and production overruns. In January 2020, the Company received an additional deposit of $97,060 from CBD Life to help restore the lost deposit with Optimus Fulfill. The Company procured additional packaging and raw materials and restarted production in March 2020, with a total of 146,880 cans produced and delivered in that month. The revenue recorded in March 2020 was $80,194.

In accordance with the MMA, RMHB opened a separate operating bank account for all deposits made by CBD Life. CBD Life is required to maintain a positive cash balance in the account at all times. The Company has full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers and the Company solely for the purposes of production, other administrative costs, and the Company’s margin on the sale. During 2019 the Company transferred $80,000 ($.04 per can ordered) from the CBD Life restricted bank account to its corporate account in accordance with the terms of the MMA. As of March 31, 2020 and December 31, 2019 the balances in the separate operating bank account were $27,645 and $14,474, respectively, and are included in restricted cash on the Company’s balance sheet.

A summary rollforward of the Deferred Revenue balance from the December 28, 2018 (receipt of first deposit) until March 31, 2020 is as follows:

December 28, 2018 deposit received	$466,300
December 2019 delivery	(20,375)
Balance as of December 31, 2019	$445,925
January 30, 2020 deposit received	97,060
March 2020 deliveries	(80,194)
Balance as of March 31, 2020	$462,791

In July 2020 CBD Life informed the Company that numerous cans of the delivered product were leaking. The Company has agreed to replace the production run at its own expense and accrued related cost of $68,648 as of March 31, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000. The Company has not agreed to refund the sales amount or provide any other consideration to the customer.

NOTE 12 – Shareholders’ Deficit

Common Stock

As of March 31, 2020, the Company has 1,000,000,000 shares of common stock authorized and 156,549,700 shares issued and outstanding. On April 22, 2019 the Company effected a 1-for-20 reverse stock split. All common share amounts in this report reflect this stock split.

During the three months ended March 31, 2020 the Company issued 18,635,070 shares of common stock, including 12,437,084 shares for convertible notes payable conversions, 4,895,286 shares for amounts due to a board member, 802,700 shares for compensation, and 500,000 shares for Series G Preferred Stock conversions.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of March 31, 2020, of which 12,801,154 are specifically designated to a series of preferred stock and 7,198,846 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated, of which none were outstanding as of March 31, 2020 and December 31, 2019. LSW Holdings LLC was the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, had the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018 these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of March 31, 2020 and December 31, 2019.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of March 31, 2020 and December 31, 2019. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 2.5 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of March 31, 2020 and December 31, 2019. Series D Preferred Stock is a non-voting, non-interest bearing convertible preferred stock. Each Series D preferred share is convertible to 5 shares of common stock.

Series E Preferred Stock

The Company has 789,474 shares of Series E Preferred Stock designated, of which none were outstanding as of March 31, 2020 and December 31, 2019. Holders of Series E Preferred Stock are entitled to cast 100 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Each share of Series E Preferred Stock is convertible to 20 shares of common stock.

Series F Preferred Stock

On December 20, 2019 the Board of Directors designated 1,680 shares of Series F Preferred Stock. On that same day, the Company sold 130 shares of Series F Preferred Stock to GHS Investments, LLC ("GHS") in accordance with a Securities Purchase Agreement with GHS. The Series F Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, is convertible to common stock based on a 20-day trailing volume weighted average low share price, and is senior to other preferred stock. During the three months ended March 31, 2020, the Company sold 200 shares of Series F Preferred Stock to GHS. As of March 31, 2020 and December 31, 2019 there were 330 and 130 shares issued and outstanding, respectively.

Series G Preferred Stock

On December 20, 2019 the Board of Directors designated 10,000 shares of Series G Preferred Stock. On that same day, the Company granted 10,000 shares of Series G Preferred Stock to Charles Smith, a Board member and Chief Operating Officer of the Company, in exchange for $10,000 owed to Mr. Smith in compensation. The Series G Preferred Stock has a par value of $.001, is non-interest and non-dividend earning, and each share is convertible to 50 shares of common stock. The holder of Series G Preferred Stock has the right to cast 20,000 votes for every one share of Series G Preferred Stock on any and all proposals to amend the Company’s Articles of Incorporation to increase the authorized capital stock of the Company. Mr. Smith exercised that right in December 2019 and the Series G Preferred Shares were converted to common stock on March 20, 2020. As of March 31, 2020 there were no shares of Series G Preferred Stock issued and outstanding.

 Series H Preferred Stock

On February 25, 2020 the Board of Directors designated 5,000 shares of Series H Preferred Stock. The Board amended the designation on April 7, 2020. The Series H Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, and is convertible to common stock based on a 20-day trailing volume weighted average low share price. As of March 31, 2020 there were 11 shares outstanding. As of December 31, 2019 there were no shares issued and outstanding.

Warrants

During the three months ended March 31, 2020 and 2019 the Company granted no common stock warrants, none were exercised, and none were forfeited. As of March 31, 2020 and December 31, 2019, there were 607,500 warrants outstanding. Exercise prices range from $.02 to $.40 per share.

Options

During the three months ended March 31, 2020, the Company did not grant any options to purchase the Company’s common stock and there were no exercises or forfeitures of such options.

During the three months ended March 31, 2019, the Company granted 500,000 options to purchase common stock to an employee. There were no exercises or forfeitures during that period.

As of March 31, 2020 and December 31, 2019 there were no options outstanding.

NOTE 13– Noncontrolling Interests

In July 2019, the Company invested $500 in Sweet Rock, LLC, a Michigan limited liability company. The Company owns 51% and Sweet Ally, Inc. (“Sweet Ally”) invested $495 and owns 49%. The Company consolidates the financial statements of Sweet Rock and accounts for Sweet Ally’s ownership as a noncontrolling interest. During the three months ended March 31, 2020 Sweet Rock recorded no revenue or expenses.

NOTE 14– Concentrations

During the three months ended March 31, 2020 the Company’s two largest customers accounted for approximately 71% and 12% of sales, respectively. During the three months ended March 31, 2019, the Company’s two largest customers accounted for approximately 17% and 2% of sales, respectively.

NOTE 15 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is

	Three Months Ended
	March 31, 2020	March 31, 2019
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2020 and December 31, 2019 are:

	March 31, 2020	December 31, 2019
Deferred Tax Assets
Net Operating Losses	$4,700,000	$4,620,000
Less: Valuation Allowance	$(4,700,000)	$(4,620,000
Deferred Tax Assets – Net	—	—

As of March 31, 2020 the Company had approximately $22,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, the Company has recorded no income tax expense during the three months ended March 31, 2020 and 2019.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $2,000,000 in 2017 that is still fully valued against as of March 31, 2020. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

On February 28, 2020 the Company executed a second six-month extension of its corporate office lease. The lease includes new, smaller space within the same office building at a monthly payment of $3,549 per month plus common area maintenance.

On January 18, 2018, WFLC entered into a 12-month office use agreement for office space in Denver, Colorado. Monthly payments were $91. The lease automatically renews for 12 months each January. Monthly payments are $122.

Other Leases

The Company rents storage space from various third parties on a month-to-month basis.

NOTE 17 – Legal Proceedings

Rocky Mountain High Brands, Inc. v Lyonpride Music, LLC, United States District Court Northern District of Texas, 3:18-cv-00045-C, now Lyonpride Music LLC v Rocky Mountain High Brands, Inc., Before the American Arbitration Association, 01-18-0003-1428.

The parties have settled the matter and the settlement documents have been signed by the parties. This matter has been concluded.

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

Grisaffi appealed the Judgment described above. The Court of Appeals affirmed in part and reversed in part the Judgment and remanded it to the trial court for the purpose of the Company electing its remedy. The Company has elected its remedy of the $3,500,000 judgment against Grisaffi. Grisaffi has again appealed this matter. On November 19, 2019, Grisaffi filed a chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas, Case No. 19-33855-sgj. The Company has filed an Adversary Proceeding to deny Grisaffi the ability to discharge the judgment. A Motion for Summary Judgment on the Adversary Proceeding has been filed and is set for hearing. The Chapter 11 case has been converted by the Bankruptcy Court to a Chapter 7 case. The Trustee who has been appointed is actively conducting proceedings to locate assets of Grisaffi.

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

This is a case whereby the Company is attempting to collect on the Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi. The case has been stayed, and the Company will seek an order from the Bankruptcy Court to continue in this case, or will work in conjunction with the Trustee appointed in the Chapter 7 case on this matter.

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New York, County of Ulster, Case No. 18-4416.

The parties have settled this matter and the settlement documents have been signed by the parties. This matter has been concluded.

NOTE 18 – Other (Income)/Expenses

Loss on Extinguishment of Debt

For the three months ended March 31, 2020, the Company recorded a loss on extinguishment of debt of $74,164 related to the amendment and settlement of convertible notes payable. There was no gain or loss on extinguishment of debt during the three months ended March 31, 2019.

Gain (Loss) on Change in Fair Value of Derivative Liability

For the three months ended March 31, 2020, the Company recorded a loss on the change in fair value of derivative liability of $21,535 compared to a gain of $195,457 for the three months ended March 31, 2019. In 2020 the loss resulted from the change in the convertibility of two convertible notes payable that were made in February and March 2020 and increase in the valuation of the related derivative liability based on the change in the market value of the Company’s common stock. The gain in 2019 was due to the decrease in the market value of the Company’s common stock between January 1, 2019 and March 31, 2019.

NOTE 19 – Subsequent Events

Between April 1 and September 8, 2020, the Company issued 133,183,537 shares of common stock, including 27,000,000 for the acquisition of the assets of Raw Pharma, 21,925,000 for legal settlements, 9,976,484 for convertible notes payable conversions, 22,000,000 for director and employee compensation, 51,000,000 for payments to vendors, and 1,282,053 for cash.

Between April 1 and September 8, 2020, holders of convertible notes payable converted $98,742 of outstanding principal.

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

On April 29, 2020 the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly-owned Nevada corporation. On April 30, 2020, RMPI purchased certain of the assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle product, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles. The purchase price for the assets consists of a combination of $1,750,000 in cash, 27,000,000 shares of common stock, and the assumption or refinancing of Raw Pharma’s bank debts secured by equipment in the amount of $1,007,000. The Company is also assuming the lease of Raw Pharma’s 20,000 square foot facility and certain equipment leases. The Company assumed no other liabilities in the transaction. In March and April 2020, the Company produced and delivered 146,880 and 149,760, respectively, cans of beverage to CBD Life. In July 2020 CBD Life informed the Company that numerous cans of the delivered product were leaking. The Company has agreed to replace the production run at its own expense and accrued related cost of $68,648 as of March 31, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000 in March 2020. The Company has not agreed to refund the sales amount or provide any other consideration to the customer. The Company has investigated the cause of the leaking cans and is in the process of remediating the equipment issues it believes caused the packaging failures. Management believes the manufacturing issues will be resolved and the plant will be able to resume all production by September 15, 2020. Management has also held discussions with the prior owners of Raw Pharma (where the product was produced prior to our acquisition) and is negotiating an agreement to compensate the Company for losses related to the equipment issues.

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

On September 9, 2020 the Company issued 420 shares of Series F Preferred Stock to GHS Investments, LLC in exchange for the maturity date extensions on three convertible notes payable and to waive any breaches related to the Company’s delinquent first and second quarter 2020 financial statement filings.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Financial Summary

The Company’s sales for the three months ended March 31, 2020 were $113,443 compared to sales of $76,429 for the three months ended March 31, 2019.

The Company’s net loss for the three months ended March 31, 2020 was $979,622 compared to a net loss of $1,263,260 for the three months ended March 31, 2019.

Sales

For the three months ended March 31, 2020 sales were $113,443 compared to sales of $76,429 for the three months ended March 31, 2019, an increase of $37,014 or 48%. The sales increase was driven by the sale of private label beverages to CBD Life. The increase was partially offset by a reduction in sales of HEMPd branded products as the Company sold off inventory in anticipation of a change in suppliers and lower Eagle Spirit Water sales in 2020. For the three months ended March 31, 2020 sales consisted of approximately 70% private label sales, 18% online sales, 11% distributor sales, and 1% direct to retailer sales, compared to approximately 80% online sales, 2% distributor sales, and 18% direct to retailer sales for the three months ended March 31, 2019.

Cost of Sales

For the three months ended March 31, 2020 cost of sales was $217,080 or 191% of sales, compared to $75,730 or 99% of sales for the three months ended March 31, 2019, an increase of $141,350 or 187%. The increase in 2020 was primarily due to the accrual of additional production costs related to CBD Life, our private label customer. In July 2020 the customer informed the Company that numerous cans of the delivered product were leaking. The Company agreed to replace the entire production run at its own expense. As of March 31, 2020 the Company established an accrual of $68,648 for the estimated production costs with a corresponding increase in cost of sales. The Company also incurred start-up costs and production overruns related to CBD Life that increased the related cost of sales to approximately $109,000, resulting in a negative gross margin. Additionally in 2020, the Company sold off HEMPd inventory in anticipation of supplier changes and the resulting promotions caused a deterioration in gross margin.

Operating Expenses

For the three months ended March 31, 2020, operating expenses were $628,731 or 554% of sales, compared to $1,166,030 or 1526% of sales for the three months ended March 31, 2019. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the three months ended March 31, 2020, general and administrative expenses were $584,069 or 515% of sales, compared to $956,640 or 1252% of sales for the three months ended March 31, 2019, a decrease of $372,571 or 39%. The decrease in general and administrative expenses in 2020 was primarily driven by decreases in compensation and legal expenses.

Advertising and Marketing

For the three months ended March 31, 2020, advertising and marketing expenses were $44,662 or 39% of sales, compared to $209,390 or 274% of sales for the three months ended March 31, 2019, a decrease of $164,728 or 79%. The decrease in advertising and marketing expenses in 2020 was primarily due to the Company’s reduction in online advertising and outside marketing consultant and agency fees. Additionally, the Company incurs no advertising or marketing expenses related to private label sales.

Other (Income) Expense

Interest Expense

For the three months ended March 31, 2020, interest expense was $151,555, compared to $293,386 for the three months ended March 31, 2019, a decrease of $141,831. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt activity in 2020.

Loss on Extinguishment of Debt

For the three months ended March 31, 2020, the Company recorded a loss on extinguishment of debt of $74,164 related to the amendment and settlement of convertible notes payable. There was no gain or loss on extinguishment of debt during the three months ended March 31, 2019.

Gain on Change in Fair Value of Derivative Liability

For the three months ended March 31, 2020, the Company recorded a loss on the change in fair value of derivative liability of $21,535 compared to a gain of $195,457 for the three months ended March 31, 2019. In 2020 the loss resulted from the change in the convertibility of two convertible notes payable that were made in February and March 2020 and increase in the valuation of the related derivative liability based on the change in the market value of the Company’s common stock. The gain in 2019 was due to the decrease in the market value of the Company’s common stock between January 1, 2019 and March 31, 2019.

Income Taxes

For the three months ended March 31, 2020 and 2019 the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2020 the Company recorded no income or loss attributable to noncontrolling interests as there was no activity in its 51%-owned subsidiary, Sweet Rock. There were no noncontrolling interests in 2019.

Liquidity and Capital Resources

As of March 31, 2020 the Company had working capital of ($3,117,795). The Company had current assets of $490,839, consisting of cash and restricted cash of $123,450, accounts receivable (net) of $6,738, inventory of $221,733, and prepaid expenses and other current assets of $138,918. As of March 31, 2020, the Company had current liabilities of $3,608,634, consisting of accounts payable and accrued liabilities of $1,275,362, convertible notes payable (net) of $1,015,967, notes payable of $30,000, accrued interest of $90,551, deferred revenue of $462,791, and derivative liability of $733,963.

Cash flows from operating activities

Net cash used in operating activities during the three months ended March 31, 2020 was $431,839 compared to $1,350,130 used during the three months ended March 31, 2019. The change was principally driven by the reduced net loss and increase in accounts payable in 2020.

Cash flows from investing activities

Net cash provided by investing activities was $1,209 during the three months ended March 31, 2020. This represents the Company’s proceeds from the sale of miscellaneous office furnishings. There were no cash flows from investing activities during the three months ended March 31, 2019.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $486,000 compared to $1,013,899 during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company received proceeds of $275,000 from the issuance of convertible notes payable and $211,000 from the issuance of preferred stock. During the three months ended March 31, 2019 the Company received proceeds from the issuance of common stock of $1,017,046 and paid $3,147 on notes payable.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are currently convertible to common stock at a fixed prices ranging from $0.01 to $0.03 or at a discount to market price (as defined in the agreements) of 50%. As of March 31, 2020, the Company had total notes payable outstanding of $1,378,824, less a discount of $332,857.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

We expect our revenues to increase materially during the remainder of 2020 and in 2021, primarily due to anticipated sales of hand sanitizer. We also expect revenue growth from our HEMPd branded CBD-infused flavored waters and other HEMPd branded products.

Future Liquidity Requirements

The Company’s anticipated operational shortfall for the next twelve months is $1,500,000 to $2,000,000. We plan to utilize the SPA executed with GHS in June 2018, as well as bridge financing, to raise the required capital.

Off Balance Sheet Arrangements

As of March 31, 2020, there are no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020 the Company has a shareholders’ deficit of $3,068,124 and an accumulated deficit of $41,264,767 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

The Company has historically funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020 the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019 with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, David Seeberger, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2020.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K filed July 9, 2020 for information regarding our pending legal proceedings. There are no updates to the information disclosed in that filing.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following equity securities were issued between June 1, 2020 and September 2, 2020:

Date	Name	Shares Issued	Issue Price	Description	Exemption
7/15/2020	Brian Rose	854,701	$ 0.0234	Shares Sold	Rule 506
7/21/2020	Charles Smith	213,676	$ 0.0234	Shares Sold	Rule 506
7/28/2020	Lyon Pride Media, LLC	4,000,000	$ 0.02905	Legal Settlement	Rule 506
8/17/2020	Winton Morrison	213,676	$ 0.0234	Shares Sold	Rule 506

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date: September 10, 2020

By: /s/ David Seeberger

David Seeberger

Title: President and Chief Executive Officer

Date: September 10, 2020

By: /s/ Jens Mielke

Jens Mielke

Title: Chief Financial Officer

