Form 10-Q
period 2020-06-30
Rocky Mountain High Brands, Inc.
filed 2021-08-20
CIK 1670869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from March 31, 2020, to June 30, 2020.

Commission File Number: 000-55609

Rocky Mountain High Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0895673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Shiloh Rd., Suite 200, Plano, TX 75074

(Address of principal executive offices)

(800)-260-9062

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large, accelerated filer [ ] Accelerated filer

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 284,451,184 common shares as of June 30, 2020.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019;
F-2	Consolidated Statements of Operations for the three months ended June 30, 2020 (unaudited) and 2019;
F-3	Consolidated Statements of Cash Flows for the three months ended June 30, 2020 (unaudited) and 2019;
F-4	Consolidated Statements of Shareholders’ Deficit for the three months ended June 30, 2020 (unaudited) and 2019;
F-5	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020, are not necessarily indicative of the results that can be expected for the full year.

3

Rocky Mountain High Brands, Inc.

Consolidated Balance Sheets

	June 30, 2020	December 31,2019

CURRENT ASSETS

Cash	$32,240	$53,606
Restricted Cash		14,474
Accounts Receivable, net of allowance of $0 and $0, respectively		18,162
Inventory	150,039	238,035
Prepaid Expenses and Other Current Assets	1,105,610	174,726
TOTAL CURRENT ASSETS	1,287,889	499,003

Property and Equipment, net	2,136,017	19,342
Intangible Assets	1,408,367	13,008
Other Assets	11,593	14,606

TOTAL ASSETS	$4,843,866	$545,959

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$1,262,740	$1,143,217
Other Payables & Stock related payables	3,003,912	30,406
Convertible Notes Payable, net of debt discount	971,142	1,008,950
Notes Payable	180,100	30,000
Accrued Interest	115,737	96,134
Deferred Revenue	510,696	445,925
Derivative Liability	771,391	413,678
TOTAL LIABILITIES	6,815,787	3,168,310

SHAREHOLDERS' DEFICIT
Preferred Stock - Series A - Par Value of $.001; 1,000,000 shares designated; No shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock - Series B - Par Value of $.001; 7,000,000 shares designated; No shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock - Series C - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock - Series D - Par Value of $.001; 2,000,000 shares designated; No shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock - Series E - Par Value of $.001; 789,474 shares designated; No shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock - Series F - Par Value of $.001; 1,680 shares designated; No shares issued and outstanding as of June 30, 2020		—
Preferred Stock - Series G - Par Value of $.001; 10,000 shares designated; no shares issued and outstanding as of June 30, 2020, and 10 shares issued and outstanding as of December 31, 2019	—	10
Preferred Stock - Series H - Par Value of $.001; 5,000 shares designated; No shares issued and outstanding as of June 30, 2020,		—
Common Stock - Par Value of $.001; 1,000,000,000 shares authorized; 284,451,184 shares issued and outstanding as of June 30, 2020; 137,915,630 shares issued and outstanding as of December 31, 2019	284,451	137,915
Additional Paid-In Capital	40,482,224	37,528,496
Accumulated Deficit	(42,734,969)	(40,285,145)
Total Rocky Mountain High Brands Shareholders' Deficit	(1,968,294)	(2,618,724)
Noncontrolling Interests	(3,627)	(3,627)
TOTAL SHAREHOLDERS' DEFICIT	(1,971,921)	(2,622,351

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,843,866	$545,959

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$669,489	$36,572	$782,932	$113,001

Cost of Sales	742,258	38,854	959,338	114,584

Gross Profit (Loss)	(72,769)	(2,282)	(176,406)	(1,583)

Operating Expenses
General and Administrative	1,248,234	696,846	1,832,303	1,653,486
Advertising and Marketing	24,442	158,985	69,104	368,375
Total Operating Expenses	(1,272,676)	858,831	(1,901,407)	2,021,861

Loss from Operations	(1,345,445)	(858,113)	(2,007,813)	(2,023,444)

Other (Income)/Expenses:
Interest Expense	108,863	339,368	260,418	632,754
Loss on Extinguishment of Debt	—	(689,991)	74,164	(230,840)
(Gain) Loss on Change in Fair Value of Derivative Liability	15,894	(390,520)	37,429	195,063
Total Other (Income) Expenses	124,757	(190,943)	369,011	(93,014)

Loss Before Income Tax Provision	(1,470,202)	(667,170)	(2,815,835)	(1,930,430)

Income Tax Provision	—	—	—	—

Net Loss	$(1,470,202)	$(667,170)	$(2,815,835)	$(1,930,430)

Net Loss Attributable to Noncontrolling Interests	—	—	—	—

Net Loss Attributable to Rocky Mountain High Brands	$(1,470,202)	$(667,170)	(2,815,835	(1,930,430)

Net Loss per Common Share - Basic and Diluted	$(0.01))	$(0.01)	$(0.01)	$(0.02

Weighted Average Shares Outstanding	1,569,700	106,076,970	142,225,592	102,934

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities:
Net Loss	(1,470,202)	1,930,430
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	511,750	110,209
Non-cash interest expense	—	622,367
Non-cash portion of gain on lawsuit judgement and legal settlement	—	(30,840)
(Gain) Loss on change in fair value of derivative liability	357,713	195,063
Loss on extinguishment of debt	—	(689,991)
Bad debt expense	—	1,678
Depreciation and amortization expense	20,482	14,773
Changes in operating assets and liabilities:	—	—
Accounts receivable	6,738	12,029
Inventory	—	(228,905)
Prepaid expenses and other current assets	(966,692)	(238,945)
Other assets	13,058	49,432
Accounts payable and accrued liabilities	(12,922)	68,188
Other payables & Stock related payables	3,003,912	—
Deferred revenue	(223,267)	—
NET CASH (USED) IN OPERATING ACTIVITIES	(1,301,422)	2,045,372

Financing Activities:
Investments in intangible assets, net	(1,397,960)	—
Acquisition of property and equipment	(1,828,820)	—
Disposal of property and equipment		—
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,226,720)	—

Financing Activities:
Proceeds from mezzanine Financing		367,500
Assumption of both notes	1,007,000
Increase of notes payable	573,382	(6424)
Proceeds from issuance of common stock	201,523	1,139,173
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,781,905	1,500,249

INCREASE (DECREASE) IN CASH	(154,675)	(545,123)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	123,455	613,686

CASH AND RESTRICTED CASH- END OF PERIOD	$31,245	$68,563

Supplemental cash flow information:
Cash paid for interest	$—	$10,387
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for conversion of debt	$9,976	$188,870
Debt and accrued interest converted for common stock	$—	$271,189
Beneficial conversion feature recognized as debt discount	$—	$367,500

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Six Months Ended June 30, 2020

(Unaudited)

	Common Stock		Preferred Stock F		Preferred Stock G		Preferred Stock H
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders' Deficit	Noncontrolling Interests	Total Equity/(Deficit)

Balance - December 31, 2019	137,914,630	$137,915	130	$—	10,000	$10	—	$—	$37,528,496	$(40,285,145)	$(2,618,724)	$(3,627)	$(2,622,351)
Shares issued for cash	—	—	200	—	—	—	11	—	211,000	—	211,000	—	211,000
Shares issued for compensation	802,700	803	—	—	—	—	—	—	15,251	—	16,054	—	16,054
Series G preferred stock shares converted to common shares	500,000	500	—	—	(10,000)	(10)	—	—	—	—	490	—	490
Shares issued upon conversion of convertible notes	12,437,084	12,437	—	—	—	—	—	—	195,963	—	208,400	—	208,400
Shares issued for payment of related party payables	4,895,286	4,895	—	—	—	—	—	—	93,010	—	97,905	—	97,905
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	(979,622)	(979,622)	—	(979,622)
Balance - March 31, 2020	156,549,700	$156,500	—	$—	—	$—	—	$—	$38,043,720	$(41,264,767)	(3,064,497)	$(3,627)	$(3,068,124)
Stock issued for services	150,000	150	—	—	—	—	—	—	3,075	—	3,225	—	3,225
Stock issued for Professional services	600,000	600	—	—	—	—	—	—	15,000	—	15,600	—	15,600
Shares issued for compensation	22,250,000	22,250	—	—	—	—	—	—	489,500	—	511,750	—	511,750
Business of Raw Pharma	27,000,000	27,000							513,000	—	540,000	—	540,000
Shares issued upon conversion of convertible notes	9,976,484	9,976	—	—	—	—	—	—	89,004	—	98,980	—	98,980
Stock issued for Prepaid services	50,000,000	50,000	—	—	—	—	—	—	950,000	—	1,000,000	—	1,000,000
Shares issued for legal settlement	17,500,000	17,500	—	—	—	—	—	—	370,000	—	387,500	—	387,500
Stock issued for marketing	425,000	425	—	—	—	—	—	—	8,925	—	9,350	—	9,350
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	—	—	(1,470,202)	(1,470,202)	—	(1,470,202)
Balance - June 30, 2020	284,451,184	$284,451	—	$—	—	$—	—	$—	$40,482,224	$(42,734,969)	$(1,968,294)	$(3,627)	$(1,971,921)

Rocky Mountain High Brands, Inc.

 Consolidated Statements of Shareholders' Deficit for the Six Months Ended June 30, 2019

(Unaudited)

	Common Stock		Preferred Stock F		Preferred Stock G		Preferred Stock H
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total RMHB Shareholders' Deficit	Noncontrolling Interests	Total Equity/(Deficit)
Balance - December 31, 2018	94,580,869	$94,581	—	$—	—	$—	—	$—	$34,221,215	$(35,018,351)	(702,555)	$—	$(702,555)
Shares issued for cash	7,813,337	7,813	—	—	—	—	—	—	1,009,233	—	1,017,046	—	1,017,046
Shares issued for compensation	25,403	25	—	—	—	—	—	—	3,976	—	4,001	—	4,001
Shares issued upon conversion of convertible notes	1,750,000	1,750	—	—	—	—	—	—	169,592	—	171,342	—	171,342
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	(1,263,260)	(1,263,260)	—	(1,263,260)
Balance - March 31, 2019	104,169,609	$104,170	—	$—	—	$—	—	$—	$35,404,015	$(36,281,611)	$(773,426)	$—	$(773,426)

Shares issued for cash	2,490,932	2,491	—	—	—	—	—	—	119,636	—	122,127	—	122,127
Shares issued upon conversion of convertible notes	2,315,980	2,316	—	—	—	—	—	—	15,213	—	17,529	—	17,529
Stock option forfeiture	—	—	—	—	—	—	—	—	7,530	—	7,530	—	7,530
Beneficial conversion feature recognized on convertible notes payable	—	—	—	—	—	—	—	—	367,500	—	367,500	—	367,500
Fractional shares issued as a result of the reverse stock split	3,470	3	—	—	—	—	—	—	(3)	—	—	—	—
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(667,170)	(667,170)	—	(667,170)
Balance - June 30, 2019	108,979,991	$108,980	—	$—	—	$—	—	$—	$35,913,891	$(36,948,781)	$(925,910)	$—	$(925,910)

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

RMHB currently operates through its parent company, three wholly owned subsidiaries, two majority-owned subsidiaries, and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes.

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

In July 2018, the Company acquired the assets of BFIT Brands, LLC and formed a new subsidiary, FitWhey Brands Inc. FitWhey marketed a line-up of five water-based protein drinks that include caffeine and B vitamins. In August 2019, the Company suspended the production of FitWhey products.

On June 12, 2019, the Company organized Sweet Rock, LLC (“Sweet Rock”), a 51% owned company, with Sweet Ally, Inc. Sweet Rock will manufacture and market CBD-infused chocolate, hard candies, and baked goods.

On April 29, 2020, the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly owned Nevada corporation. On April 30, 2020, RMPI acquired Raw Pharma, LLC (“Raw Pharma”) for approximately $1,971,200, as adjusted by the Global Settlement Agreement, November 12, 2020. The company financed the acquisition by assuming bank debt, collateralized by equipment issuing common stock and cash payments. The facility has the capability to can and bottle products, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles.

The following shows the allocation of the purchase price for Raw Pharma, LLC to acquired intangible assets, assumed liabilities and proforma goodwill:

Total Purchase Price	1,971,200
Production Equipment	1,448,020
Leasehold Improvements	380,000
Total Proforma Goodwill	$143,180

Effective April 30, 2020, the company’s subsidiary, Rocky Mountain Productions, Inc acquired all the assets relating and used in the acquired business for cash and 31,700,000 shares of the company’s common stock. The results of operations since April 30, 2020, are included in financial statement. The Company will report in the Annual Report, the balance sheet for comparison purposes as required by agreement with the Securities and Exchange Commission.

During early 2019, the Company continued to market its lineup of naturally flavored hemp-infused functional beverages.

The Company also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

On April 22, 2019, the reverse split of the Company’s stock, at a ratio of one share for every 20 shares, was effective. All common stock share and per share amounts in this document reflects this reverse split.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on July 9, 2020.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company, its wholly owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets to the total of those same amounts shown in our consolidated statements of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash	$31,245	$53,606	$196,704	$147,386
Restricted cash	—	14,474	80,751	466,300
Cash and restricted cash	$31,245	$68,080	$277,455	$613,686

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

It is determined whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance, as necessary.

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

If the Company identifies excess, obsolete, or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2019	$413,678
Issued during the three months ended June 30, 2020	357,719
Exercises/Conversions	—
Change in fair value recognized in operations	—
Balance, June 30, 2020	$771,391

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

Leases

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, which requires a lessee to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Upon adoption, the Company did not have any leases that would require recognition on its consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded during the three months ended June 30, 2020, and 2019.

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

The Company issued restricted stock to consultants and employees for various services. Cost for these transactions is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

The following table represents sales by sales channel for each of the periods:

	Three Months Ended
	June 30, 2020	June 30, 2019
Online	$20,195	$21,103
Private Label	636,240	—
Distributor	12,224	1,421
Retailer	830	14,048
Total	$669,489	$36,572

All sales for all periods presented were to domestic customers, except private label sales of $80,194 for the three months ended June 30, 2020. These private label sales were to CBD Life, S.A. (“CBD Life”) of Mexico. All sales to CBD Life are delivered to Laredo, Texas, where the customer takes title.

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

In June 2020, the Company produced and delivered 146,880 cans of Rocket High, California Limonada, and California Te Negro branded product to CBD Life. In July 2020 the customer informed the Company that numerous cans of the delivered product were leaking. The Company agreed to replace the entire production run at its own expense and accrued related costs of $68,648 as of June 30, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000. The customer has not requested, and the Company has not offered, any refund of the sales amount or to provide any other consideration to the customer. The $80,194 sales amount is included in sales for the three months ended June 30, 2020.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to classifications used in the current year.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company has a shareholders’ deficit of $1,207,165 and an accumulated deficit of $42,471,932 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

The Company has historically funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020, the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019, with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

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

NOTE 4 – Inventory

Inventory consists of the following:

	June 30, 2020	December 31, 2019
Finished inventory	$51,591	$160,763
Raw materials and packaging	98,349	77,272
Total	$149,940	$238,035

 NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid officers’ compensation	$—	$143,233
Prepaid production	12,500	—
Other prepaid expenses and current assets	1,093,110	31,493
Total	$1,105,610	$174,726

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Vehicles	$14,687	$14,687
Furniture and equipment	2,101,920	45,322
Personal computers	16,667	17,901
	2,193,270	77,910
Less: accumulated depreciation	57,257	58,568
Total	$2,136,017	$19,342

For the three months ended June 30, 2020, and 2019, depreciation expense was $2,933 and $4,161, respectively.

NOTE 7 – Intangible Assets

Intangible assets consist of capitalized software. For the three months ended June 30, 2020, and 2019, amortization expense was $2,601 and $2,601, respectively.

NOTE 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$458,904	$440,788
Accrued compensation	—	51,500
Common stock payable	396,850	417,850
Other accrued expenses	406,986	233,079
Total	$1,262,740	$1,143,217

NOTE 9 – Convertible Notes Payable

 Convertible notes payable consists of the following:

	Interest Rates	Term	Conversion Rates	June 30, 2020	December 31, 2019
GHS Investments, LLC (fixed conversion)	10%	.3 - .75 years	$0.01	$849,208	$1,035,750
Eagle Equities, LLC	8%	1.3 – 1.5 years	(a)	298,750	—
LSW Holdings, LLC (variable conversion)	6%	—	(b)	179,000	179,000
Discount				(345,048)	(205,800)
Total				$981,910	$1,008,950

(a)	Fixed conversion rate for the first 180 days ($0.03 as of March 31, 2020). 40% discount on the lowest closing bid price during the 20 trading days prior to conversion after 180 days.
(b)	50% discount on the average of the 3 lowest closing bid prices during the 10 trading days prior to conversion ($0.019).

For the three months ended June 30, 2020, and 2019, interest expense on these notes, including amortization of the discount, was $135,671 and $293,189, respectively.

As of June 30, 2020, and December 31, 2019, the Company’s derivate liability related to its convertible note’s payable was $728,976 and $403,971, respectively.

All tangible and intangible assets of the Company are pledged as security.

NOTE 10 – Notes Payable

Notes payable consist of the following:

	Interest Rate	Term	June 30, 2020	December 31, 2019
Notes payable	0%	Due	$603,382	$30,000

As of June 30, 2020, and December 31, 2019, notes payable includes two non-interest-bearing notes totaling $30,000 that originated prior to the Company’s 2014 bankruptcy proceedings.

NOTE 11 – Deferred Revenue

In December 2017, the Company executed a three-year Master Manufacturing Agreement (“MMA”) with CBD Alimentos SA de CV (“CBD-Alimentos”), a Mexican food and beverage distributor. Under the agreement (as amended), CBD Alimentos, through its sister company, CBD Life, is our exclusive distributor in Mexico for all our CBD-infused energy and functional beverages. In turn, we are CBD Life’s exclusive supplier of such products. The beverages supplied to CBD Life are private label products made to order for CBD Life. On December 24, 2018, the Company received its first purchase order under the MMA. The purchase order is for a total of 2,000,000 cans, consisting of three flavors: Rocket High Energy Drink, California Black Tea (Te Negro), and California Lemonade (Limonada) to be delivered to CBD Life’s facility in Laredo, Texas. Each flavor consists of a sugar and sugar-free version. Based on the pricing the Company agreed to, the total of the purchase order is $932,600. In December 2018, the Company received a deposit of $466,300 to begin the procurement process for packaging (aluminum can bodies, lids, labels) and raw materials (CBD and other ingredients), co-packing services, and the Company’s contracted margin of $.05 per can. During 2019 the Company ordered, received and paid for packaging and raw materials and contracted for co-packing services with Optimus Fulfill, a Coppell, Texas-based beverage processor. The contract with Optimus Fulfill required the Company to make deposits of $156,000 to secure the co-packing services. These deposits were made in January 2019. Subsequent to the Company’s payment of the deposits, Optimus Fulfill filed for bankruptcy protection. The Company received a total of $20,000 in refunds in 2019 and was forced to secure another co-packer. The lengthy lead time associated with procuring co-packing services coupled with the normal lead times for packaging and raw materials pushed the production schedule into the last quarter of 2019. Additionally, a change in Mexico’s Presidential administration resulted in additional scrutiny of CBD Life’s permits in November 2019. Once these hurdles were cleared, production began in December 2019 with an initial run of 38,400 cans with a selling price of $20,375, and production-related costs of $64,526, including start-up costs and production overruns. In January 2020, the Company received an additional deposit of $97,060 from CBD Life to help restore the lost deposit with Optimus Fulfill. The Company procured additional packaging and raw materials and restarted production in March 2020, with a total of 146,880 cans produced and delivered in that month. The revenue recorded in June 2020 was $80,194.

In accordance with the MMA, RMHB opened a separate operating bank account for all deposits made by CBD Life. CBD Life is required to always maintain a positive cash balance in the account. The Company has full unilateral authority to disburse funds from the bank account to vendors, suppliers, co-packers, and the Company solely for the purposes of production, other administrative costs, and the Company’s margin on the sale. During 2019 the Company transferred $80,000 ($.04 per can ordered) from the CBD Life restricted bank account to its corporate account in accordance with the terms of the MMA. As of June 30, 2020, and December 31, 2019, the balances in the separate operating bank account were $27,645 and $14,474, respectively, and are included in restricted cash on the Company’s balance sheet.

A summary rolls forward of the Deferred Revenue balance from the December 28, 2018 (receipt of first deposit) until June 30, 2020, is as follows:

December 28, 2018, deposit received	$466,300
December 2019 delivery	(20,375)
Balance as of December 31, 2019	$445,925
January 30, 2020, deposit received	97,060
June 2020 deliveries	32,289
Balance as of June 30, 2020	$462,791

In July 2020 CBD Life informed the Company that numerous cans of the delivered product were leaking. The Company has agreed to replace the production run at its own expense and accrued related cost of $68,648 as of June 30, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000. The Company has not agreed to refund the sales amount or provide any other consideration to the customer.

NOTE 12 – Shareholders’ Deficit

Common Stock

As of June 30, 2020, the Company has 1,000,000,000 shares of common stock authorized and 284,451,184 shares issued and outstanding. On April 22, 2019, the Company effected a 1-for-20 reverse stock split. All common share amounts in this report reflect this stock split.

During the three months ended June 30, 2020, the Company issued 18,635,070 shares of common stock, including 12,437,084 shares for convertible notes payable conversions, 4,895,286 shares for amounts due to a board member, 802,700 shares for compensation, and 500,000 shares for Series G Preferred Stock conversions.

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized as of June 30, 2020, of which 12,801,154 are specifically designated to a series of preferred stock and 7,198,846 remain undesignated.

Series A Preferred Stock

The Company has 1,000,000 shares of Series A Preferred Stock designated, of which none were outstanding as of June 30, 2020 and December 31, 2019. LSW Holdings LLC was the holder of these shares. Lily Li, who was the Company’s Executive Vice President until April 5, 2018, is the Managing Member of LSW and, in that capacity, had the authority to direct voting and investment decisions with regard to its holdings in the Company. On October 26, 2018, these shares were ruled void ab initio by a District Court in Dallas County, Texas. The Company cancelled these shares effective that date.

Series B Preferred Stock

The Company has 7,000,000 shares of Series B Preferred Stock designated, of which none were outstanding as of June 30, 2020, and December 31, 2019.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock designated, of which none were outstanding as of June 30, 2020, and December 31, 2019. Series C Preferred Stock is 12% interest bearing, cumulative, exchangeable, non-voting, convertible preferred stock of the Company. Each Series C Preferred share is convertible to 2.5 shares of common stock.

Series D Preferred Stock

The Company has 2,000,000 shares of Series D Preferred Stock designated, of which none were outstanding as of March 31, 2020, and December 31, 2019. Series D Preferred Stock is a non-voting, non-interest-bearing convertible preferred stock. Each Series D preferred share is convertible to 5 shares of common stock.

Series E Preferred Stock

The Company has 789,474 shares of Series E Preferred Stock designated, of which none were outstanding as of March 31, 2020, and December 31, 2019. Holders of Series E Preferred Stock are entitled to cast 100 votes per share of Series E Preferred Stock on any proposal to increase our authorized capital stock, with no other voting rights. Each share of Series E Preferred Stock is convertible to 20 shares of common stock.

Series F Preferred Stock

On December 20, 2019, the Board of Directors designated 1,680 shares of Series F Preferred Stock. On that same day, the Company sold 130 shares of Series F Preferred Stock to GHS Investments, LLC ("GHS") in accordance with a Securities Purchase Agreement with GHS. The Series F Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, is convertible to common stock based on a 20-day trailing volume weighted average low share price, and is senior to other preferred stock. During the three months ended March 31, 2020, the Company sold 200 shares of Series F Preferred Stock to GHS. As of June 30, 2020, and December 31, 2019, there were 330 and 130 shares issued and outstanding, respectively.

Series G Preferred Stock

On December 20, 2019, the Board of Directors designated 10,000 shares of Series G Preferred Stock. On that same day, the Company granted 10,000 shares of Series G Preferred Stock to Charles Smith, a Board member, and Chief Operating Officer of the Company, in exchange for $10,000 owed to Mr. Smith in compensation. The Series G Preferred Stock has a par value of $.001, is non-interest and non-dividend earning, and each share is convertible to 50 shares of common stock. The holder of Series G Preferred Stock has the right to cast 20,000 votes for every one share of Series G Preferred Stock on any and all proposals to amend the Company’s Articles of Incorporation to increase the authorized capital stock of the Company. Mr. Smith exercised that right in December 2019 and the Series G Preferred Shares were converted to common stock on March 20, 2020. As of June 30, 2020, there were no shares of Series G Preferred Stock issued and outstanding.

 Series H Preferred Stock

On February 25, 2020, the Board of Directors designated 5,000 shares of Series H Preferred Stock. The Board amended the designation on April 7, 2020. The Series H Preferred Stock has a par value of $.001, stated value of $1,200, accrues dividends at 12%, and is convertible to common stock based on a 20-day trailing volume weighted average low share price. As of June 30, 2020, there were 11 shares outstanding. As of December 31, 2019, there were no shares issued and outstanding.

Warrants

During the three months ended June 30, 2020, and 2019 the Company granted no common stock warrants, none were exercised, and none were forfeited. As of June 30, 2020, and December 31, 2019, there were 607,500 warrants outstanding. Exercise prices range from $.02 to $.40 per share.

Options

During the three months ended June 30, 2020, the Company did not grant any options to purchase the Company’s common stock and there were no exercises or forfeitures of such options.

During the three months ended June 30, 2019, the Company granted 500,000 options to purchase common stock to an employee. There were no exercises or forfeitures during that period.

As of June 30, 2020, and December 31, 2019, there were no options outstanding.

NOTE 13– Noncontrolling Interests

In July 2019, the Company invested $500 in Sweet Rock, LLC, a Michigan limited liability company. The Company owns 51% and Sweet Ally, Inc. (“Sweet Ally”) invested $495 and owns 49%. The Company consolidates the financial statements of Sweet Rock and accounts for Sweet Ally’s ownership as a noncontrolling interest. During the three months ended June 30, 2020, Sweet Rock recorded no revenue or expenses.

NOTE 14– Concentrations

During the three months ended June 30, 2020, the Company’s two largest customers accounted for approximately 71% and 12% of sales, respectively. During the three months ended June 30, 2019, the Company’s two largest customers accounted for approximately 17% and 2% of sales, respectively.

NOTE 15 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s effective rate for the periods presented is

	Three Months Ended
	June 30, 2020	June 30, 2019
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(0.0%)	(0.0%)
Increase in valuation allowance	21%	21%
Income tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2020, and December 31, 2019, are:

	June 30, 2020	December 31, 2019
Deferred Tax Assets
Net Operating Losses	$4,700,000	$4,620,000
Less: Valuation Allowance	$(4,700,000)	$(4,620,000)
Deferred Tax Assets – Net	—	—

As of June 30, 2020, the Company had approximately $22,000,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all the deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, the Company has recorded no income tax expense during the three months ended June 30, 2020, and 2019.

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

On September 5, 2019, the Company executed a six-month extension of its corporate office lease at $8,065 per month plus common area maintenance. The lease expired on February 29, 2020.

On February 28, 2020, the Company executed a second six-month extension of its corporate office lease. The lease includes new, smaller space within the same office building at a monthly payment of $3,549 per month plus common area maintenance.

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

This is a case whereby the Company is attempting to collect on the Judgment obtained against Grisaffi. More specifically the Company is requesting the Court to order the La Dolce Vita Trust to turnover fraudulently transferred assets and for additional relief necessary to enforce the Company’s judgment against Grisaffi. The case has been stayed, and the Company will seek an order from the Bankruptcy Court to continue in this case or will work in conjunction with the Trustee appointed in the Chapter 7 case on this matter.

Chet – 5 Broadcasting, Inc. v Rocky Mountain High Brands, Inc., Supreme Court of the State of New York, County of Ulster, Case No. 18-4416.

The parties have settled this matter and the settlement documents have been signed by the parties. This matter has been concluded.

NOTE 18 – Other (Income)/Expenses

Loss on Extinguishment of Debt

For the three months ended June 30, 2020, the Company recorded no loss on extinguishment of debt . The Company recorded a gain on the extinguishment of debt of $689,991 related to the change in the market value of the Company’s common stock during the three months ended June 30, 2019

Gain (Loss) on Change in Fair Value of Derivative Liability

For the three months ended June 30, 2020, the Company recorded a loss on the change in fair value of derivative liability of $15,894 compared to a gain of $390,520 for the three months ended June 30, 2019. In 2020 the loss resulted from the change in the convertibility of two convertible notes payable that were made in February and March 2020 and increase in the valuation of the related derivative liability based on the change in the market value of the Company’s common stock. The gain in 2019 was due to the decrease in the market value of the Company’s common stock between January 1, 2019, and June 30, 2019.

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

On April 7, 2020, the Company executed a three-year consulting agreement with Eagle Processing & Distribution, Inc. (“EPD”). Under the agreement, EPD is to provide outsourced services related to sales and distribution, marketing, social media, and website maintenance, logistics and order fulfillment, production, inventory management, customer service, risk management, and assistance with obtaining financing. EPD was granted 50,000,000 shares of common stock as compensation for the first eight months of the contract with compensation for the remainder of the contract to be negotiated prior to the end of the initial eight months. On June 30, 2020, EPD returned 25,000,000 common shares of the previously issued 50,000,000 shares pending the execution of an amendment to the April 7, 2020, consulting agreement. These common shares have not been cancelled and are included in shares outstanding.

On April 21, 2020, the Company filed a Registration on Form S-8 to register 600,000 shares of common stock issued to a vendor as compensation for services provided.

On April 29, 2020, the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly owned Nevada corporation. On April 30, 2020, RMPI purchased certain of the assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle product, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles. The purchase price for the assets consists of a combination of $1,750,000 in cash, 27,000,000 shares of common stock, and the assumption or refinancing of Raw Pharma’s bank debts secured by equipment in the amount of $1,007,000. The Company is also assuming the lease of Raw Pharma’s 20,000 square foot facility and certain equipment leases. The Company assumed no other liabilities in the transaction. In March and April 2020, the Company produced and delivered 146,880 and 149,760, respectively, cans of beverage to CBD Life. In July 2020 CBD Life informed the Company that numerous cans of the delivered product were leaking. The Company has agreed to replace the production run at its own expense and accrued related cost of $68,648 as of March 31, 2020. The production-related costs, including start-up costs and production overruns, were approximately $109,000 in June 2020. The Company has not agreed to refund the sales amount or provide any other consideration to the customer. The Company has investigated the cause of the leaking cans and is in the process of remediating the equipment issues it believes caused the packaging failures. Management believes the manufacturing issues will be resolved and the plant will be able to resume all production by September 15, 2020. Management has also held discussions with the prior owners of Raw Pharma (where the product was produced prior to our acquisition) and is negotiating an agreement to compensate the Company for losses related to the equipment issues.

On April 29, 2020, the Company executed a $150,100 loan agreement with Comerica Bank under the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”). The loan bears interest at 1% and is due on April 29, 2022. If the Company meets certain PPP qualifications the loan will be forgiven by the SBA. Otherwise, monthly loan payments will commence November 1, 2020.

On May 12, 2020, the Company executed a Settlement Agreement and Release with Texas Wellness Center (“TWC”), a subsidiary of GL Brands, Inc., related to the 200,000 can production run the Company ran for TWC in September 2019. Pursuant to the Settlement Agreement the Company agreed to issue 17,500,000 shares of common stock, with a market value of $367,500, on the settlement date. As of December 31, 2019, the Company reversed the $322,000 previously recorded in September 2019, recorded a common stock payable of $367,500 and accrued a $15,000 payment made to TWC in January 2020 to assist with TWC’s customer service-related issues. The companies mutually released each other from all other liabilities, including a $75,000 account payable to TWC for CBD used in the manufacturing of the beverages. The companies further agreed that if RMHB files a lawsuit seeking damages against its can vendor, it would pay TWC 30% of any net recovery. RMHB is not required to take any further action.

On May 20, 2020, the Company executed a Release and Settlement Agreement with CHET-5 Broadcasting, Inc. (“CHET-5”) related to a breach of contract lawsuit filed by CHET-5 related to an advertising contract between the Company and CHET-5. The Company agreed to pay CHET-5 $9,000 in cash and 425,000 shares of common stock in exchange for full mutual releases.

On September 9, 2020, the Company issued 420 shares of Series F Preferred Stock to GHS Investments, LLC in exchange for the maturity date extensions on three convertible notes payable and to waive any breaches related to the Company’s delinquent first and second quarter 2020 financial statement filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Rocky Mountain High Brands, Inc. is a Nevada corporation. RMHB currently operates through its parent company, three wholly owned subsidiaries, two majority-owned subsidiaries, and one minority-owned subsidiary, which the Company controls. All subsidiaries are consolidated for financial reporting purposes:

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

On April 29, 2020, the Company formed Rocky Mountain Productions, Inc. (“RMPI”), a wholly owned Nevada corporation. On April 30, 2020, RMPI purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) including machinery, equipment, and fixtures. The facility has the capability to can and bottle products, including 12 oz. regular and sleek cans, 16 oz. cans, shots, and bottles.

RMHB also bottles and distributes its naturally high alkaline spring water under the name Eagle Spirit Spring Water.

RMHB has entered into the business of producing National Brand Equivalent (NBE) products. RMHB is currently finalizing the production process for the filling of Pediatric Electrolyte drink under the Great Choice brand, which brand was licensed by RMHB.

Results of Operations

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Financial Summary

The Company’s sales for the three months ended June 30, 2020, were $669,489 compared to sales of $36,572 for the three months ended June 30, 2019.

The Company’s net loss for the three months ended June 30, 2020, was 1,207,165 compared to a net loss of $667,170 for the three months ended June 30, 2019.

Sales

For the three months ended June 30, 2020, sales were $669,489 compared to sales of $36,572 for the three months ended June 30, 2019, an increase of $632,917 or 1.73%. The sales increase was driven by the sale of private label beverages to CBD Life. The increase was partially offset by a reduction in sales of HEMPd branded products as the Company sold off inventory in anticipation of a change in suppliers and lower Eagle Spirit Water sales in 2020. For the three months ended June 30, 2020, sales consisted of approximately 70% private label sales, 18% online sales, 11% distributor sales, and 1% direct to retailer sales, compared to approximately 80% online sales, 2% distributor sales, and 18% direct to retailer sales for the three months ended June 30, 2019.

Cost of Sales

For the three months ended June 30, 2020, cost of sales was $624,209 or .93% of sales, compared to $38,855 or 1.06% of sales for the three months ended June 30, 2019, an increase of $141,350 or 187%. The increase in 2020 was primarily due to the accrual of additional production costs related to CBD Life, our private label customer. In July 2020, the customer informed the Company that numerous cans of the delivered product were leaking. The Company agreed to replace the entire production run at its own expense. As of June 30, 2020, the Company established an accrual of $68,648 for the estimated production costs with a corresponding increase in cost of sales. The Company also incurred start-up costs and production overruns related to CBD Life that increased the related cost of sales to approximately $109,000, resulting in a negative gross margin. Additionally in 2020, the Company sold off HEMPd inventory in anticipation of supplier changes and the resulting promotions caused a deterioration in gross margin.

Operating Expenses

For the three months ended June 30, 2020, operating expenses were $1,096,091 or 1.63% of sales, compared to $858,831 or 2.35% of sales for the three months ended June 30, 2019. Areas in which the Company experienced significant changes in operating expenses are discussed below.

General and Administrative

For the three months ended June 30, 2020, general and administrative expenses were $1,094,09169 or 1.63% of sales, compared to $696,846 or 19.05% of sales for the three months ended June 30, 2019, a increase of $397,282 or 59%. The decrease in general and administrative expenses in 2020 was primarily driven by decreases in compensation and legal expenses.

Advertising and Marketing

For the three months ended June 30, 2020, advertising and marketing expenses were $1,963 or .3% of sales, compared to $158,985 or 4.34% of sales for the three months ended June 30, 2019, a decrease of $157,022 or 23%. The decrease in advertising and marketing expenses in 2020 was primarily due to the Company’s reduction in online advertising and outside marketing consultant and agency fees. Additionally, the Company incurs no advertising or marketing expenses related to private label sales.

Other (Income) Expense

Interest Expense

For the three months ended June 30, 2020, interest expense was $119,525, compared to $339,368 for the three months ended March 31, 2019, a decrease of $219,843. The decrease in interest expense, which includes the amortization of the discount on convertible debt, and the excess of the beneficial conversion feature on certain convertible notes payable, was due to decreased debt activity in 2020.

Loss on Extinguishment of Debt

For the three months ended June 30, 2020, the Company recorded a loss on extinguishment of debt of $37,429 related to the amendment and settlement of convertible notes payable. There $689,991 extinguishment of debt during the three months ended June 30, 2019.

Gain on Change in Fair Value of Derivative Liability

For the three months ended June 30, 2020, the Company recorded a loss on the change in fair value of derivative liability of $37,429 compared to a loss of $390,520 for the three months ended June 30, 2019. In 2020 the loss resulted from the change in the convertibility of two convertible notes payable that were made in February and March 2020 and increase in the valuation of the related derivative liability based on the change in the market value of the Company’s common stock. The gain in 2019 was due to the decrease in the market value of the Company’s common stock between January 1, 2019, and March 31, 2019.

Income Taxes

For the three months ended June 30, 2020, and 2019 the Company recorded no income tax provision due to a full valuation allowance provided on deferred tax assets resulting from net operating losses.

Net Loss Attributable to Noncontrolling Interests

For the three months ended June 30, 2020, the Company recorded no income or loss attributable to noncontrolling interests as there was no activity in its 51%-owned subsidiary, Sweet Rock. There were no noncontrolling interests in 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had working capital of ($3,300,316). The Company had current assets of $1,215,178, consisting of cash and restricted cash of $31,245, accounts receivable (net) of $0, inventory of $149,940, and prepaid expenses and other current assets of $1,033,993. As of March 31, 2020, the Company had current liabilities of $4,515,494, consisting of accounts payable and accrued liabilities of $1,100,928, convertible notes payable (net) of $1,033,776, notes payable of $30,000, accrued interest of $90,551, deferred revenue of $445,925, and derivative liability of $413,678.

Cash flows from operating activities

Net cash used in operating activities during the three months ended June 30, 2020, was $1,720,087 compared to $2,045,372 used during the three months ended March 31, 2019. The change was principally driven by the reduced net loss and increase in accounts payable in 2020.

Cash flows from investing activities

Net cash provided by investing activities was $1,549,025 during the three months ended June 30, 2020. This represents the Company’s proceeds from the sale of miscellaneous office furnishings. There were no cash flows from investing activities during the three months ended June 30, 2019.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended June 30, 2020, was $3,717,947 compared to $1,500,249 during the three months ended June 30, 2019. During the three months ended March 31, 2020, the Company received proceeds of $275,000 from the issuance of convertible notes payable and $211,000 from the issuance of preferred stock. During the three months ended June 30, 2019, the Company received proceeds from the issuance of common stock of $1,139,173 and paid $6,424 on notes payable.

Outstanding Material Indebtedness

Recently, the Company’s operations have been funded primarily through the private sales of common stock or the issuance of convertible promissory notes, which are currently convertible to common stock at a fixed prices ranging from $0.01 to $0.03 or at a discount to market price (as defined in the agreements) of 50%. As of June 30, 2020, the Company had total notes payable outstanding of $1,607,158, less a discount of $332,857.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there are no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company has a shareholders’ deficit of $1,709,064 and an accumulated deficit of $42,471,932 and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital.

The Company has historically funded its operations with sales of equity and debt securities. The COVID-19 pandemic of 2020 has added uncertainty into the financial markets that the Company relies on for its operating and investment funding. It is unclear how long, or to what extent, the pandemic will impact the Company in 2020 and beyond. On April 30, 2020, the Company purchased certain assets of Raw Pharma, LLC (“Raw Pharma”) and agreed to sublease Raw Pharma’s production facility. Management believes its Securities Purchase Agreement dated December 20, 2019, with GHS Investments, LLC (“GHS”), along with bridge financing from GHS or other sources, will provide sufficient funds to make up for any operating cash flows.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, David Seeberger, and our Chief Financial Officer, Jens Mielke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2020.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K filed July 9, 2020, for information regarding our pending legal proceedings. There are no updates to the information disclosed in that filing.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Mountain High Brands, Inc.

Date: August 20, 2021

By: /s/ David Seeberger

David Seeberger

Title: President and Chief Executive Officer

Date: August 20, 2021

By: /s/ Charles Smith

Charles Smith

Title: Chairman and Chief Operating Officer

Date: August 20, 2021

By: /s/ Wally Stock

Wally Stock

Title: Chief Financial Officer

